Form 10KSB40
period 1998-03-31
INTEGRATED SENSOR SOLUTIONS INC
filed 1998-07-14
CIK 929846

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC. 20549

                           --------------------------

                                  FORM 10-KSB

  /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE
         ACT OF 1934

                 FOR THE FISCAL YEAR ENDED MARCH 31, 1998
  / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                 TO

                        COMMISSION FILE NUMBER: 0-23841

                           --------------------------

                       INTEGRATED SENSOR SOLUTIONS, INC.

                 (Name of small business issuer in its charter)

                  DELAWARE                             77-0212047
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

    625 RIVER OAKS PARKWAY, SAN JOSE, CA                  95134
  (Address of principal executive offices)             (Zip code)

                                 (408) 324-1044
                          (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

       Title of each class       Name of each exchange on which registered
                  NONE                                  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE

                                (Title of Class)

                           --------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   Yes /X/  No / /

    The issuer's revenues for its most recent fiscal year were $15,225,000.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on March 31, 1998 was approximately $60,404,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded for purposes of the preceding computation, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 31, 1998, Registrant had 7,212,406 shares of Common Stock outstanding.

    The number of shares outstanding of the issuer's common stock as of June 26, 1998 was 7,595,916.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the issuer's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-KSB.

Transitional Small Business Disclosure Format.  Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INTEGRATED SENSOR SOLUTIONS, INC.

                                  FORM 10-KSB

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1. Description of Business...........................................     1

Item 2. Description of Property...........................................    12

Item 3. Legal Proceedings.................................................    13

Item 4. Submission of Matters to a Vote of Security Holders...............    13

PART II

Item 5. Market for Common Equity and Related Stockholder Matters..........    13

Item 6. Management's Discussion and Analysis or Plan of Operation.........    14

Item 7. Financial Statements..............................................    28

Item 8. Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure............................................    46

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act...................    47

Item 10. Executive Compensation...........................................    48

Item 11. Security Ownership of Certain Beneficial Owners and Management...    48

Item 12. Certain Relationships and Related Transactions...................    48

Item 13. Exhibits and Reports on Form 8-K.................................    48

                                     PART I

    FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY. STOCKHOLDERS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS PERTAINING TO THE COMPANY INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THOSE CONTAINED IN ITEM 6 OF THIS REPORT UNDER THE CAPTION ENTITLED, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS AND OTHER INFORMATION FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    ISS designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company's objective is to become a leading supplier of ASICs and ISDs for electronic control systems in these markets. Currently, ISS has over 20 customers worldwide, including market leaders such as Bosch, John Deere, Echlin, Honda, Knorr-Bremse, Michelin, Nagano and Sumitomo. Through these and other customers, the Company's products have been designed into the vehicles of leading manufacturers such as Fiat, Ford, Honda, Mercedes Benz, Mitsubishi, Nissan and Peugeot as well as into industrial systems manufactured by companies such as Tokyo Gas and Eaton Corporation.

    The Company's core competencies are its (i) ASIC design technology, (ii) behavioral simulation software, (iii) calibration software, (iv) package design technology and (v) manufacturing processes. The ASIC design and software technologies, together with the Company's packaging expertise, enable ISS to design ASICs and ISDs that meet customer requirements for integration with diverse and rugged systems and to manufacture them efficiently and cost effectively with relatively low capital expenditures.

    The Company has established strategic alliances with a number of significant manufacturers such as Bosch, Nagano and Michelin. These strategic alliances are intended to be long term, mutually beneficial relationships focusing on joint technology and product development, manufacturing and exclusive or preferred supply arrangements. The Company believes that OEM technical partnering arrangements with its customers allow the Company to combine its technology with the systems expertise of its customers and to rapidly introduce new products based on the technology developed through these alliances.

INDUSTRY BACKGROUND

    According to industry sources (including Dataquest, Intechno AG, Prognosis and Selantek), the high performance automotive and industrial segments of the market for electronic sensor products were estimated to be approximately $2.1 billion in 1996, and these segments are expected to grow to over $5.0 billion by 2001. Companies in the automotive and industrial markets are increasingly incorporating electronic sensors into their products to respond to developments in the competitive global marketplace. For example, a typical automobile manufactured today contains approximately 20 electronic sensors with some vehicles having as many as 60 electronic sensors. Electronic sensors can enable manufacturers to satisfy customer demands for longer warranties, increased product performance, reliability and energy efficiency and to comply with environmental, safety and other governmental regulations.

    Sensors rely on sensing elements that convert physical variables such as pressure, speed, acceleration and temperature into electrical signals that provide information that can be the basis of action such as deploying an airbag, sounding an alarm or changing the amount of fuel supplied to an engine. The first widely used sensors were electro-mechanical devices that provided only basic on/off functions. Recent technological advances have enabled the deployment of electronic sensing elements with outputs that continuously vary in proportion to the sensed variable. These electronic sensing elements can be combined with electronic circuits to provide dramatic reductions in size and weight compared to older electro-mechanical devices. With these improvements, companies in the automotive industry increasingly use electronic sensors in new and enhanced applications such as safety, emissions control, engine management and other systems. Similarly, companies in industrial markets are incorporating electronic sensors into new and enhanced applications such as process control, test and measurement, refrigeration, utility metering and HVAC systems.

    Electronic sensing elements require substantial electronics to process or condition their outputs in order to make them useful over varying operating conditions and to convert the signals into a form that is compatible with the processor or computer controlling the system. Conventional signal conditioning electronics make use of precision analog bipolar integrated circuits to interface with the sensing element. These ICs are commonly used in conjunction with discrete components mounted on a ceramic substrate. This hybrid circuit configuration results in relatively large size, high cost and reduced reliability due to the large component count required. In addition, the analog-only nature of these circuits is not compatible with the single-chip integration of complex system functions that manufacturers are demanding in sensor products to facilitate wide deployment of advanced systems. These features include self and system diagnostics, fault detection and communications capabilities. The Company believes that these needs create a significant market opportunity for its ASICs and ISDs.

THE ISS SOLUTION

    To meet the emerging needs of this market, ISS designs, manufactures and sells proprietary ASICs and ISDs which enable customers in the automotive and industrial markets to deploy advanced, high performance electronic control systems. The ASICs are designed using commercially available CMOS processes which enable all functions from interface with sensing element to signal conditioning as well as system functions to be implemented in a single ASIC. Further, these ASICs work with the Company's proprietary software for sensor calibration. The Company's ASICs are also packaged with commercially available sensing elements to produce ISDs that meet each customer's specifications. The Company's products have been designed into a broad range of high performance, high volume automotive control systems such as fuel injection and transmission systems, automotive safety systems such as air bags, anti-lock brakes and suspension systems, and industrial systems such as gas flow, refrigeration and hydraulic control systems.

    The Company's core competencies are its (i) ASIC design technology, (ii) behavioral simulation software, (iii) calibration software, (iv) package design technology and (v) manufacturing processes. The Company's mixed signal ASIC design technology, consisting of its Intelligent Sensing Architecture and its advanced macrocell library tailored for sensor applications, enables ISS to rapidly develop products in which multiple system functions are integrated into a single IC. The Company uses its behavioral simulation software during the development process to create and assess alternative designs to optimize the performance of its products within the customer's system. The Company uses its calibration software during the manufacturing process to correct for variances in sensing elements and system environments. In addition to its ASIC design and software technology, the Company has substantial experience in designing packages that meet customer requirements for integration with diverse and rugged systems. The ASIC design and software technologies, together with the Company's packaging expertise, enable ISS to design and manufacture intelligent sensor products efficiently and cost effectively with relatively low capital expenditures.

    An integral part of the ISS solution is its customer approach and strategy. The Company's strategy is to identify leading manufacturers within each of its target market segments, work with these customers to understand their needs and develop jointly with these customers product solutions that offer a combination of high performance, increased functionality and cost savings. By combining its technology with its customers' systems expertise, ISS and its customers can achieve concurrent engineering, system partitioning and optimum product definition. The Company believes that providing its customers access to highly trained ISS engineers, who assist in defining, designing and qualifying customer systems, fosters shared goals and shared responsibilities for making these customers' systems successful. The Company has entered into such relationships with a number of companies including Bosch, Michelin and Sumitomo in the automotive market and Nagano in the industrial market. An additional benefit of working with leading manufacturers is the ability to gain insight into their next generation product requirements. The Company believes that its relationships with market leaders position the Company to sell products to other significant market participants.

STRATEGY

    The Company's objective is to be a leading supplier of innovative and proprietary ASICs and ISDs for high performance electronic control systems. The key elements of the Company's strategy to achieve this objective are:

    EXPAND AND LEVERAGE STRATEGIC ALLIANCES. An important element of the Company's strategy is to form alliances and joint development arrangements with suppliers and customers to create ASICs and ISDs that are designed into high performance, high volume products and systems. The Company believes that strong strategic alliances enable it to sell multiple products to select manufacturers in the automotive and industrial markets. By working with such customers, the Company gains an understanding of the customers' product development strategies and insight into their future needs. Forming alliances with industry leaders also increases the Company's visibility and acceptance of the Company's products and technologies in the marketplace.

    LEVERAGE LOW COST ISD MANUFACTURING PROCESSES. The Company's technologies enable it to manufacture its ISDs on automated, high volume, low cost assembly lines. Because of the relatively low capital expenditures required to construct these facilities, the Company can locate them in close proximity to its customers. The Company has established one such facility in Dresden, Germany which has enhanced the Company's relationships with its German customers by enabling the Company to provide them with quick response and effective technical support. The Company intends to establish additional manufacturing operations near other customer bases in North America, Asia and Europe.

    MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company's Intelligent Sensing Architecture, advanced macrocell library, behavioral simulation software, calibration software and ISD package design technology and manufacturing know-how enable it to develop and manufacture ASICs and ISDs with high levels of accuracy, functionality and performance. The Company plans to continue to enhance its core technologies and to integrate them with new generations of sensing elements, such as fiber optic and chemical sensing elements. The Company is entering the production phase with its low power ASICs, wireless sensing products and single chip sensor solutions in which the sensing element is integrated into the Company's ASIC. The Company is also exploring technologies to enable in-system programmability and to extend the range of operating conditions for electronic control systems incorporating its ISDs.

    INCREASE PRODUCT OFFERINGS AND PENETRATE NEW MARKETS. The Company intends to develop and introduce new ASICs and ISDs for the automotive, industrial, office and consumer markets. Building on the technology developed for custom products, the Company can shorten the development time of similar products for new applications and markets and rapidly introduce standard products. ISS believes that continuously developing and introducing new ASICs and ISDs will enable the Company to enter markets at a competitive price point with opportunities for future cost reductions to strengthen the Company's competitive position. The Company also believes that it can expand into new industrial applications and identify and exploit office and consumer markets with new products based on its proprietary technology.

    CAPITALIZE ON FABLESS SEMICONDUCTOR MODEL. ISS does not own or operate a semiconductor fabrication facility and relies on third parties for the manufacture of its ASICs. The Company's fabless business model allows it to focus its resources on developing new technologies and products, while minimizing capital and operating infrastructure requirements. The Company seeks to leverage the flexibility of its fabless semiconductor business model to lower technology and production risks and increase profitability. In addition, the Company's reliance on mainstream semiconductor manufacturing technologies rather than newer, more expensive manufacturing processes reduces the risks inherent in newer, less proven process technologies.

PRODUCT DEVELOPMENT

    A principal element of the Company's business strategy is to work closely with its customers to develop custom ASICs and ISDs. The Company's joint development arrangements generally provide that the customer funds a portion of the Company's development efforts and obtains an exclusive right to the resulting product subject to certain limitations and provided that the customer satisfies certain minimum volume requirements. The Company retains intellectual property rights to the underlying technology and frequently retains the right to sell the products for use in non-competing applications.

    The development cycle for a new product in a new application in the automotive industry begins with a three to six month period during which the Company and the customer engage in technical and business discussions about capabilities and requirements. Following this, the Company and the customer enter a three to twelve month product development period followed by a six to twelve month period for field trials and qualification. At the other extreme, the development cycle of an existing product in a new application in the industrial market can be as short as four to six months. Once ASICs or ISDs are designed into systems, the production life is quite long. For example, in the automotive industry, a product's production life typically ranges from five to seven years, and customers rarely request retooling or redesign during this time. Because of the complexity, length and cost of the product development cycle for both the Company and its customers, competitors cannot replace the Company's product unless both the competitor and the customer make significant investments of time and resources. Therefore, achieving a design win that leads to a production release can enable the Company to enjoy the supply position for the duration of the production phase.

    The majority of the Company's standard products have been derived from custom products for other markets or applications. The Company has also developed standard products without customer assistance to address particular markets, sensing elements or types of electronic control systems. The Company's standard products help it address a broader market and can provide a platform for rapidly developing custom products with similar features.

    Because the Company's existing products address the functional requirements of a variety of electronic control systems, the Company is often able to shorten the product development cycle for similar products addressing new applications. For example, if one of the Company's existing ASICs satisfies most but not all of a customer's requirements, the Company can modify the product to create a new ASIC that specifically addresses that customer's needs. Similarly, if an existing ISD addresses most but not all of the requirements of an application that does not compete with the principal application of the ISD, the Company can use the existing ISD design to create a new modified ISD. The Company believes that its ability to shorten product development times by leveraging existing product designs increases its ability to develop and introduce new products rapidly and cost-effectively.

PRODUCTS

    The Company's two product lines are application specific integrated circuits ("ASICs") and integrated sensor devices ("ISDs"). These product lines include both standard products and customized solutions that have been developed to address the needs of a broad range of specific applications and to enhance the value of customer systems. The Company develops its custom products by working closely with its customers and builds on this experience to create standard products.

    APPLICATION SPECIFIC INTEGRATED CIRCUITS

    The Company designs, manufactures and markets ASICs for individual sale and ISDs that incorporate its ASICs. ASICs incorporated into the Company's ISDs complement selected sensing elements and integrate signal conditioning, calibration, diagnostics, fault detection and other system functions. In this way the Company leverages its ASICs and design, manufacturing and packaging processes into proprietary value-added products.

    The Company's ASICs are sold to manufacturers that integrate these ASICs into their own ISDs and electronic control systems. Custom ASICs are developed pursuant to arrangements with specific customers for incorporation into particular electronic control systems. For example, the Company has developed custom ASICs for use in gas flow meters that detect leaks and measure gas flow for certain Japanese utility companies. These ASICs are designed to work with very low power consumption battery powered systems. These ASICs amplify, correct and filter very low level analog signals from the sensing elements and convert them to digital form for processing by the meter. Another custom ASIC is used with accelerometers in air bag systems. This ASIC amplifies and corrects the accelerometer sensing element signal and performs diagnostics to alert the electronic control computer in the event of a sensing element problem.

    The Company's standard ASICs are sold to a variety of customers, including sensing element manufacturers and systems integrators, for use in a broad range of electronic control systems. For example, the Company's SCA2095 is a signal conditioning ASIC used by manufacturers of resistive sensing elements such as pressure transducers, strain gauges and accelerometers. Because the SCA2095 is a single chip that permits digital calibration of sensor variances, it is less expensive and easier to integrate with a variety of sensing elements than conventional sensor electronics. The average selling prices of the Company's ASICs range from approximately $1.50 to $8.00 per unit depending on the volume.

    The Company has a variety of ASIC products in production, in qualification and under development, including those shown in the following table:

  MARKET                             APPLICATION                                STATUS
Automotive   Airbag crash sensor                                          In Production
             Oil pressure sensor                                          In Production
             Vehicle Stability                                            In Production
             Pressure sensor for electronic braking                       In Qualification
             Navigation                                                   In Qualification
             Automotive accelerometer                                     Under Development
             Vehicle Stability-Next Generation System                     Under Development
             Brake System                                                 Under Development
Industrial   Hydraulic control system                                     In Production
             OEM pressure sensors--version a                              In Production
             Industrial pressure sensor                                   In Production
             Low power pressure monitoring for gas meter                  In Production
             Low power gas flow monitor for propane                       In Qualification
             Low power gas flow monitor for natural gas                   In Qualification
             OEM pressure sensor--version b                               Under Development

    INTEGRATED SENSOR DEVICES

    The Company's ISDs consist of commercially available or custom sensing elements that are packaged together with the Company's proprietary ASICs. The Company sells ISDs to customers in the automotive and industrial markets for incorporation into a wide variety of electronic control systems in vehicles and industrial systems. The Company has several families of ISDs, examples of which are manifold absolute pressure ("MAP") sensors, tire pressure sensors and media compatible pressure sensors for fuel systems. The MAP ISDs are sold into the aftermarket for use in engine control in Ford, Chrysler and GM automobile engines to measure the vacuum in the intake manifold enabling the engine control computer to measure and adjust the air/fuel ratio.

    Certain of the media compatible ISDs are incorporated into a new generation of diesel fuel injection systems known as "common rail." In these systems, the diesel fuel is pumped into a manifold at very high pressures (over 20,000 psi). This pressurized fuel is then delivered along a common rail through the fuel injectors into each cylinder. The Company's ISD measures the common rail pressure and communicates this information to the system control computer which then adjusts the pressure. Engines incorporating common rail injection systems with the Company's ISDs are quieter, produce more power, use less fuel and emit less carbon monoxide than conventional diesel engines. The average selling prices of the Company's ISDs range from approximately $9.00 to $50.00 per unit depending on the volume.

    The Company has a number of ISDs in production, in qualification and under development, including those shown in the following table:

  MARKET                             APPLICATION                                STATUS
Automotive   MAP for automotive engine management                         In Production
             XKP pressure sensor for natural gas engine control           In Production
             Dual pressure sensor for pneumatic braking system            In Production
             XKP pressure sensor for common rail diesel fuel injection    In Production
             Pressure sensor for vehicle chassis control                  In Production
             HVP pressure sensor for common rail diesel fuel injection    In Production
             Tire performance monitor valve stem-mounted                  In Qualification
             HVP pressure sensor for braking systems                      In Qualification
             Tire performance monitor in-tire installation                Under Development
             Gasoline direct injection pressure sensor                    Under Development
             Pressure sensor for electronic hydraulic braking system      Under Development
             Tire performance monitor offroad vehicles                    Under Development
             Combined pressure and temperature sensor                     Under Development
Industrial   XKP pressure sensor for industrial applications including    In Production
             hydraulic control, agricultural sprayers, compressor
             control, and others
             HVP pressure sensor for refrigeration control system         In Qualification
             Industrial pressure sensor                                   Under Development
             XKP pressure sensor with built-in temperature sensor         Under Development

CUSTOMERS

    The Company sells its ASICs and ISDs to customers in North America, Europe and Asia. Although the majority of the Company's customers are suppliers in the automotive industry, the Company's customer base also includes industrial system manufacturers, sensing element manufacturers and vehicle manufacturers. Most of the Company's customers are suppliers that purchase components and subassemblies such as ASICs and ISDs and perform system integration functions for vehicle makers and industrial equipment manufacturers.

    To establish a supply relationship with a customer, the Company typically must satisfy exacting product requirements and qualify its manufacturing lines. Although this process is lengthy and can be costly for the Company and the customer, it often results in a long-term supply arrangement and can create a barrier to entry for other suppliers. To improve its ability to satisfy customers' product and manufacturing requirements, the Company works closely with its customers' engineering teams to develop and implement advanced manufacturing processes. The Company has undertaken programs to implement ISO 9001 and QS-9000 quality systems in order to minimize the time required to qualify its products and manufacturing lines with customers.

    The Company's customers include the following companies:

Allied Signal             Freightliner              Michelin
Bosch                     GFI Control Systems       Nagano
Daimler/Benz              Hokoriku Denki            Omron
John Deere                Honda                     Sumitomo
Eaton Corporation         Hydraulic Ring
Echlin                    Johnson Controls
EG&G/IC Sensors           Knorr-Bremse
                          Lucas Diesel Systems

    The Company's revenues in any period are substantially dependent upon a relatively small number of large customer orders. The Company expects that this trend will continue.

STRATEGIC ALLIANCES

    The Company considers strategic alliances a key part of its overall business strategy and plans to maintain and strengthen its existing relationships and to develop additional relationships to accomplish its business objectives. Examples of the Company's strategic alliances include the following.

    ROBERT BOSCH GMBH

    Robert Bosch GmbH is a Germany-based multi-national supplier of automobile systems and subsystems with annual revenues in excess of $27 billion. In 1995, Bosch contracted with ISS to design an ISD with the ability to measure very high pressures in a common rail diesel fuel injection system. The Company worked closely with Bosch system designers and used its behavioral simulation software, ASIC design technology and macrocell library to develop a customized ISD that satisfied Bosch's specifications. The Company was able to solve problems Bosch had encountered with previous development attempts and now manufactures the ISDs used in Bosch's common rail diesel fuel injection systems. As a result of the successful development of the diesel injection ISD, Bosch requested that ISS compete for the design of an ISD for a vehicle stability system and ultimately selected the Company to design and manufacture the ISD for this system. Following these successful programs, Bosch has expanded its involvement with the Company and engaged ISS to design and supply ISDs for both an electronic hydraulic brake system and a gasoline direct fuel injection system. The Company believes that its strong relationship with Bosch may result in design wins in more of Bosch's widely distributed products.

    To enhance the relationship with Bosch, the Company encourages its management, engineers and sales and marketing personnel to work closely with Bosch managers, system designers and sales and marketing executives. Further, because these efforts have lead to an alliance which goes beyond that of a typical customer or supplier, the Company has attained a level of market credibility and access to significant system expertise that would otherwise be unavailable to the Company. The Company intends to build additional relationships modeled on the Bosch alliance with manufacturers that do not directly compete with Bosch.

    NAGANO KEIKI CO., LTD.

    Nagano Keiki Co., Ltd. is a Japan-based supplier of sensors and ISDs with annual revenues in excess of $200 million. In calendar years 1990 and 1991, the Company developed two custom ASICs for Nagano for industrial and automotive applications. During the course of working with Nagano to develop these ASICs, the Company became familiar with Nagano's proprietary stainless steel pressure sensing element technology and developed ISDs integrating the Company's ASICs with Nagano's sensing elements for automotive applications. The resulting ISDs are compatible with a wide range of harsh media such as gasoline, diesel fuel, refrigerants and hydraulic fluids. These media-compatible ISDs are an important strategic element of the Company's product portfolio.

    The Company has developed six custom ASICs for Nagano, including the two initial products, and Nagano has become a major customer of the Company. Nagano also purchases standard ASICs from the Company. The relationship between the Company and Nagano has facilitated Nagano's entry into the Japanese automotive market as a supplier of high performance ISDs.

    As a result of these successful collaborations, Nagano has expanded its relationship with the Company through equity investments in the Company and its German subsidiary. The subsidiary is focused on the manufacture of ISDs that incorporate Nagano's sensing elements and the Company's ASICs. Finally, the Company and Nagano are currently engaged in joint product development and marketing efforts. Through this arrangement, Nagano manufactures and markets the resulting products in Japan, while ISS manufactures and markets these products in North America and Europe.

    MICHELIN

    Michelin is a multi-national tire manufacturer with significant North American operations and annual revenues of approximately $14 billion. The Company has entered into an agreement with Michelin of North America for the development and supply of a new product for Earthmover tire performance monitoring. This product measures and transmits tire pressure, temperature and identification to a remote transceiver over a wireless link for tire performance monitoring and trend analysis. The Company's relationship with Michelin is expanding through close engineering cooperation involving programs in which the Company's core competencies are combined with Michelin's complementary expertise.

COMPETITION

    The markets in which the Company competes are highly competitive and characterized by diverse industry requirements and severe pricing pressure in many applications. The Company believes that the principal competitive factors affecting its markets include price, supply assurance, product performance and quality, flexibility and responsiveness. The Company believes that it competes favorably with respect to these competitive factors. The Company's technology and products have been well accepted by leaders in the automotive and industrial markets. Through strategic alliances the Company is uniquely positioned to address the emerging needs of the market. Finally, the singular focus on sensor applications enables the Company to respond quickly to meet the customers' needs. See "Risk Factors--Competition."

TECHNOLOGY

    The Company's technology is driven by the demands of the automotive and high volume industrial markets for high performance, electronic sensor products. The Company is committed to maintaining leading edge technology in the areas of mixed signal ASIC design, behavioral simulation software, calibration software, package design and manufacturing know-how. The Company's technologies facilitate cost-effective development and timely introduction of products designed to address customer needs.

    The Company's mixed signal ASIC design technology, based on its Intelligent Sensing Architecture, enables the Company to integrate signal conditioning, calibration, diagnostics, networking and other system functions into a single IC. The use of a single IC results in a "one sensor-one ASIC" structure, forming an intelligent sensor that can interface with a variety of control devices in high performance electronic control systems. The Company designs its ASICs using its proprietary macrocell library which contains proven circuit blocks optimized to perform sensor signal conditioning functions such as amplification, error correction and filtering. The macrocell library also contains system level functions including diagnostics, analog-to-digital conversion and output formatting. The Company's ASICs utilize CMOS fabrication processes to combine high performance analog sensor interfaces with digital system functions and nonvolatile memory, eliminating the need for bipolar ICs, ceramic substrates, thick film networks and laser trimming that are characteristic of traditional hybrid circuits.

    The Company uses its behavioral simulation software during the product development process to create and assess alternative designs to optimize the performance of its products within the customer's system. In addition, the software demonstrates how potential configurations can be achieved with different architectures, development times, manufacturing methods and costs. This process provides the opportunity to identify the product features that address the technical and time-to-market requirements of the customer's specific application.

    The Company uses its proprietary calibration software to correct for errors associated with various sensing elements and system environmental conditions. As a result, the Company can construct its ISDs using ASICs combined with low cost sensing elements that have broad variances, while increasing system accuracy. This software is embedded in the Company's automated test and calibration systems which can simultaneously calibrate and characterize hundreds of ISDs over specified operating conditions.

    In addition to its ASIC design and software technology, the Company has substantial package design expertise and manufacturing know-how. The Company designs the packages that house its ISDs to meet customer requirements for integration with diverse and rugged systems such as engines, tires, brakes and compressors. The Company's packaging process consists of assembling the sensing element with the ASIC, enclosing these components in a metal or plastic housing, and establishing an electrical connector to interface with the customer's control system. Packaging is a critical element in ISD design because packaging can affect the sensing element, thereby affecting the performance of the ISD. Package design also has a significant impact on product reliability, durability and assembly costs. The Company's advanced packaging techniques enable it to produce reliable, durable products in a cost effective manner.

    The Company's ASIC design, software and package design are brought together in the Company's proprietary ISD manufacturing process, which includes sensing element assembly and automated calibration and testing. The Company's manufacturing lines in Germany are automated to implement a zero defect philosophy and enable it to satisfy customer demands rapidly and efficiently. Further, the automated manufacturing lines have low labor costs and leverage the Company's calibration software to reduce capital equipment requirements. Therefore the Company has the ability to establish manufacturing sites near its customer base with relatively low capital investments.

MANUFACTURING

    The Company focuses its capital and human resources on those operations that leverage its proprietary technology, provide significant added value or are key determinants of product quality. The Company complements its internal operations with products and services from a small base of strategic, long-term suppliers. The Company outsources widely available, commodity services to benefit from economies of scale.

    The Company has adopted the "fabless" model in its approach to ASIC manufacturing. Consistent with this approach, the Company does not own or operate a semiconductor manufacturing facility. Instead, the Company has established relationships with three CMOS wafer foundries that supply the bulk of its semiconductor needs. In addition, the Company manages ASIC package assembly through leading suppliers in the Philippines and Hong Kong. The Company conducts most of its ASIC wafer sort and all of its ASIC final product testing and outgoing quality assurance at its facility in San Jose, California. This approach enables the Company to concentrate its resources on product development and technology where it believes it has significant competitive advantages, eliminating the high cost of owning and operating a semiconductor wafer fabrication facility.

    The Company currently relies on American Microsystems, Inc., Micrel Semiconductor, Inc. and Silicon Systems, Inc. for the fabrication of essentially all of its ASICs, including those incorporated into its ISDs. The Company is currently qualifying products from a fourth foundry, Symbios, Inc., a division of LSI Logic. The Company's ASIC design technology does not rely on state-of-the-art or specialty semiconductor processes and instead uses CMOS wafer fabrication processes that are a generation behind the leading edge processes in high demand by the computer and communications industries. As a result, fluctuations in the supply and demand for wafer fabrication capacity have less impact on the Company than on companies whose products require the more advanced, small geometry processes. Nonetheless, continued access to high quality wafer foundry capacity is critical to the Company's ability to meet customer demands. The Company has from time to time experienced lower than anticipated manufacturing yields and long supply lead times from its foundry suppliers.

    The Company's ISDs incorporate electronic subassemblies in which the Company's ASICs are assembled together with sensing elements. This PC board-level assembly is performed by an independent vendor in Thailand that ships the subassemblies to ISS for ISD product-level assembly, calibration, test and final quality assurance monitoring. These latter operations are carried out in-house by ISS personnel. These operations are critical, value-added steps that use proprietary ISS manufacturing technology necessary for the control of outgoing product quality, production yields and delivery to customers.

    The Company's ISDs are assembled, calibrated and tested at the Company's facilities in California and Germany. The Company's calibration software and its automated manufacturing lines in Germany are designed to enable a much simplified manufacturing flow, lowering product cost and reducing the capital requirements for establishing and expanding manufacturing facilities. In a fully automated test and calibration system operating under control of the Company's software, hundreds of ISDs can be simultaneously measured, calibrated and characterized over specified operating conditions.

    ISD packaging and assembly technologies are key determinants of both performance and cost in ISDs. The Company's ISDs utilize standard PC board substrates and widely available surface mount and chip-on-board technologies, replacing the costly ceramics and thick film printing operations commonly used. In the assembly of its ISDs, the Company employs variations on standard product assembly technologies such as wirebonding, soldering, dispense/cure and crimping. The use of standard assembly technologies has permitted the Company to focus on the development and implementation of technologies that define critical performance parameters such as sensing element mounting and passivation, materials selection and automated white light soldering. The Company has also developed techniques in the areas of design for manufacturability and zero defect philosophy assembly. ISS maintains significant in-house expertise in mechanical and electrical design, including insert injection molded plastics, PC board design and layout, automated manufacturing and production tools and fixtures.

    The Company's technology brings significant benefits to the manufacturing process. ISDs, which leverage the Company's ASIC design and software technology, require relatively low capital expenditures in the manufacturing process due to low component count, automated calibration and innovative package design. The relatively low capital intensity of the manufacturing lines makes it possible to locate manufacturing operations close to customer bases to meet just-in-time delivery requirements and to enhance customer relationships.

    The Company has been a qualified supplier to various automotive manufacturers for a number of years and has commenced the process to obtain ISO 9001 and QS-9000 certification. ISO 9001 is a quality assurance model that is used by companies in the course of the design, production, inspection, test, installation and service processes. The ISO quality specifications are comprehensive and internationally supported. QS-9000 is the Quality Management System that automakers are increasingly requiring of their suppliers. QS-9000 is an ISO 9001-based system that incorporates industry specific features agreed upon by Chrysler, Ford and GM. These quality systems are designed to reduce errors and cost while improving design control and productivity. The Company has targeted completion of the ISO and QS accreditation processes in calendar 1998 and 1999, respectively.

RESEARCH AND DEVELOPMENT

    As of March 31, 1998, the Company's research and development organization consisted of 43 full-time employees. During fiscal years 1998, 1997 and 1996, research and development expenses were approximately $1.9 million, $1.4 million and $742,000, respectively. In addition, during fiscal years 1998, 1997 and 1996, the Company had $4.0 million, $2.7 million and $2.1 million of costs related to contract revenue.

    The Company has committed, and expects to continue to commit in the future, substantial resources to research and development in areas including wireless communications, next generation ASIC designs, software, package design, manufacturing automation, test systems and standard product development. In particular, the Company's research and development focus areas include monolithic sensors, multiple sensing elements in a single ISD and system level products. Concurrently, the Company intends to continue research and development efforts pursuant to joint development arrangements for custom products where the customer provides significant funding. In addition to the advantages it gains by working closely with its customers, its joint development strategy allows the Company to commit substantial resources to research and development without diverting a significant portion of its capital resources. The Company intends to continue to follow this strategy in the future.

    The Company's future success will depend in part upon its ability to develop new products on a timely basis that keep pace with technological developments, emerging industry standards and increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing new products that respond to technological change or evolving industry standards or that the Company will not experience difficulties that could delay or prevent the successful development of these products. If the Company is unable, for technological or other reasons, to develop new products, the Company's business, financial condition or operating results could be materially adversely affected.

SALES AND MARKETING

    The Company focuses its marketing efforts on potential and existing customers that are leaders in selected segments of the automotive and industrial markets. The objective is to develop and maintain long-term, strategic customer partnerships that lead to multiple programs across a range of applications. This is achieved, in part, by establishing and maintaining close ties at all levels, including strong management and engineering relationships which complement the traditional marketing and sales purchasing interface. Marketing personnel work closely with customers to identify high volume opportunities which require high performance products that leverage the Company's technology. The Company's marketing and sales staff has the requisite technical expertise and industry knowledge in order to support the lengthy and complex design-in process. To complement its sales and marketing staff, the Company utilizes its engineering staff to assist customers in defining, designing and qualifying the Company's products in the context of the customer's system. Company engineers provide continuous customer support from pre-sales activities to applications and product definition through product development, qualification and post-production technical support. The Company believes that the depth and quality of this technical support are key to improving customers' time to market, maintaining a high level of customer satisfaction and encouraging customers to provide additional product opportunities to ISS as an exclusive or preferred supplier. Furthermore, the Company has established a program management function in which ISS provides a single point customer contact for all key customer program issues. The Company plans to extend and expand this program management concept as a means to further improve focus and coordination between the customer and all Company departments.

    Typically, the Company sells more than one product to the same customer to address multiple applications. Because of this marketing approach, the Company expects that its customer base will remain relatively small consisting of large, well known companies. A substantial majority of the Company's sales are made through direct sales without commission. This trend is expected to continue. Further, the Company expects that advertising and promotional activities will remain limited, with primary focus on standard products and corporate awareness and positioning. For standard products, the Company relies on marketing techniques such as press releases and public relations, trade shows, technical conferences and a web site.

    Consistent with this strategy, the Company employed five marketing and sales personnel as of March 31, 1998. The Company has also retained eight independent sales representative organizations in selected U.S. regions. Sales representatives/distributors in France, Germany, Italy and Switzerland as well as Japan and Korea, also support the Company's sales efforts with targeted accounts. The Company expects that its marketing and sales expenses will remain a relatively small percentage of total revenues.

PROPRIETARY RIGHTS

    The Company relies on a combination of patents, maskwork rights, trade secret laws, copyrights, trademarks and employee and third party non-disclosure agreements to protect its intellectual property rights. In addition, the Company limits the access of its wafer fabrication suppliers to information necessary to process the wafers and does not allow access to the proprietary circuit designs. The software used for the behavioral simulation and calibration is proprietary to the Company and resides only in systems developed by the Company. Further, the Company believes that its technology is not easily duplicated and is difficult to reverse engineer due to limited access to system know-how and the coupling of its ASICs with software.

    The Company has been issued four patents and has three patent applications in the United States and one foreign patent application relating to ASIC designs. In addition, the Company has one patent application in the United States relating to package design.

EMPLOYEES

    As of March 31, 1998, the Company had 116 full-time employees, including 51 employees in Germany. Of its total work force, 43 are engaged in research and development activities, 40 are engaged in manufacturing operations, 14 are engaged in manufacturing engineering and quality assurance and 19 are engaged in sales, marketing, support and administrative activities. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no work stoppages and believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's principal administrative, sales, marketing, engineering, research and development facility is located in 18,000 square feet of space in San Jose, California. The space is leased by the Company through June 1999. The Company also leases a 12,000 square foot manufacturing and sales facility in Dresden, Germany. The Dresden facility is occupied under a lease that expires August 1, 2000. In May 1998, the Company's German subsidiary entered a lease agreement for a new 28,000 square foot facility. This lease expires in 2009.

ITEM 3. LEGAL PROCEEDINGS

    As of the date hereof, to the Company's knowledge, there are no legal proceedings in which the Company is involved or litigation pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company effected an initial public offering ("IPO") on March 13, 1998 with its common stock traded on the Nasdaq National Market under the symbol "ISNR." As of March 31, 1998, there were 110 stockholders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarter indicated, the high and low sales price per share of the Company's common stock as reported on the Nasdaq National
Market:

                                                                                  PRICE RANGE
                                                                              --------------------
                                                                                HIGH        LOW
                                                                              ---------  ---------
FISCAL 1998
Fourth Quarter (since March 13, 1998).......................................  $   9.063  $    8.00
                                                                              ---------  ---------

    The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

    Since March 31, 1997, the Registrant or its predecessors has sold and issued the following unregistered securities:

     1. In August 1997, the Registrant issued warrants to purchase an aggregate of 12,240 shares of Series F Preferred Stock at an exercise price of $6.375 per share to an accredited investor in connection with a commercial lending transaction.

     2. In October 1997, the Registrant issued 12,111 shares of Series E Preferred Stock to an accredited corporate investor in exchange for cancellation of indebtedness equal to $45,719.78.

     3. From March 31, 1997 to March 31, 1998, the Registrant issued options to purchase an aggregate of 109,390 shares of Common Stock under the 1997 Option Plan, of which options to purchase 250 shares of Common Stock have been exercised.

    The issuances of securities described in number 1 and 2 above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The issuances of securities described in number 3 were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

USE OF PROCEEDS

    The net proceeds to the Company from the sale of the 2,875,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-41351 and No. 333-47885), effective March 13, 1998, including the underwriter's exercise of their overallotment on April 8, 1998, were approximately $20,451,000 after deducting underwriting discounts and commissions, the Representatives' non accountable expense allowance and other offering expenses. From the date of the closing of the initial public offering through May 31, 1998, the Company applied the net proceeds as follows: $766,347 was used to pay indebtness to a related party, $247,511 was used to purchase capital equipment, $801,275 was used to pay indebtness to another related party, approximately $2,741,000 was used for operating expenses and the balance has been invested in short term interest bearing securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN THE RISK FACTORS SECTION OF THIS ITEM 6 AND ELSEWHERE IN THIS FORM 10-KSB THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE," "INTENDS," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

OVERVIEW

    ISS designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company was incorporated in March 1989 and was principally engaged in research and development through fiscal 1993. In fiscal 1991, the Company shipped its first product; an ASIC designed for use with a very low-pressure sensor used in industrial flow measurements. In fiscal 1992, the Company introduced its first ISD, an aftermarket product for manifold absolute pressure ("MAP") sensor applications for General Motors automobile engines. One of the major objectives in introducing the MAP ISDs was to demonstrate the viability of the Company's technology in the rugged, "under the hood" environment. The Company subsequently developed and introduced a variety of other ASICs and ISDs. Principally as a result of an increase in product sales, the Company's total revenues have increased from approximately $8.3 million in fiscal 1996 to $15.2 million in fiscal 1998. The Company has experienced operating losses in each year since its inception and had an accumulated deficit of $9.4 million as of March 31, 1998.

    The Company derives its revenues from sales of its ASICs and ISDs and from product development contracts. Beginning in fiscal 1995, product sales have accounted for a significant majority of the Company's revenues, and the Company anticipates that the percentage will increase in the future. The Company sells a substantial portion of its products pursuant to long-term, exclusive contracts that typically contain volume-pricing provisions that require the Company to reduce its per unit price as certain volume levels are achieved. If the Company is unable to make corresponding product cost reductions, the resulting decline in the average selling prices of the Company's products sold pursuant to such contracts will reduce the Company's product gross margin. The Company anticipates that all of its products will experience declining average selling prices over their life cycles with a similar potential impact on product gross margin if the Company is unable to reduce corresponding costs or introduce new products with higher gross margins. The Company's strategy is to improve its product gross margin despite the declining average selling prices by reducing cost of product revenues, introducing new products with higher gross margins and addressing new markets. See "Risk Factors--Declining Average Selling Prices."

    The Company's cost of product revenues includes the costs of wafer fabrication, raw materials, third party assembly and direct and indirect costs of procurement, scheduling, testing, calibration of ISDs, housing assembly for ISDs and quality assurance. The Company is actively attempting to reduce these costs by, among other things, improving yields on existing products, fabricating its ASICs on larger wafers using smaller geometries and performing more manufacturing, assembly and test operations in-house. In addition, to the extent that the volume of product shipments increases, the Company may be able to obtain volume discounts to lower its costs of raw materials, components and services. Higher volumes may also result in allocation of fixed costs over a larger revenue base and a corresponding reduction in per unit product costs. Nonetheless, the Company's ability to reduce product costs may be adversely affected by a number of factors outside the Company's control including, among other things, fluctuations in manufacturing yields and availability and cost of manufacturing and assembly capacity and of raw materials. In the past, the Company has experienced significant, unanticipated price increases for wafer fabrication and significant assembly supply disruptions which materially adversely affected the Company's operating results. In addition to its efforts to reduce cost of product revenues, the Company believes it can mitigate the effects of declining average selling prices by continually introducing new products and addressing new markets with existing and new products. The Company has made significant investments in its product development resources to address these issues. There can be no assurance, however, that the Company will be able to reduce its product costs or introduce new products in a timely manner to maintain or increase its current product gross margin levels. Any failure to maintain such gross margins could have a material adverse effect on the Company's business, financial condition or operating results. See "Risk Factors-- Declining Average Selling Prices."

    The Company's revenues in any period are substantially dependent upon sales to and product development contracts with a small number of customers. Revenues from customers that represented at least 10% of total revenues in each of fiscal 1998, 1997 and 1996 accounted for 68%, 75% and 71% of total revenues, respectively. The Company expects that this trend will continue for the foreseeable future.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                                                       YEAR ENDED MARCH 31,
                                                                                  -------------------------------
                                                                                    1998       1997       1996
                                                                                  ---------  ---------  ---------
Revenues:
  Product revenues..............................................................       73.4%      78.1%      64.1%
  Contract revenues.............................................................       26.6       21.9       35.9
                                                                                  ---------  ---------  ---------
Total revenues..................................................................      100.0      100.0      100.0
Cost of revenues:
  Cost of product revenues......................................................       54.8       70.8       63.0
  Cost of contract revenues.....................................................       26.6       26.5       25.8
                                                                                  ---------  ---------  ---------
Total cost of revenues..........................................................       81.4       97.3       88.8
                                                                                  ---------  ---------  ---------
Gross margin....................................................................       18.6        2.7       11.2
Operating expenses:
  Research and development......................................................       12.1       13.9        8.9
  Sales, general and administrative.............................................       13.8       17.1       16.7
                                                                                  ---------  ---------  ---------
Total operating expenses........................................................       25.9       31.0       25.6
                                                                                  ---------  ---------  ---------
Loss from operations............................................................       (7.3)     (28.3)     (14.4)
Interest expense................................................................       (1.5)      (2.5)      (2.7)
Other income....................................................................        0.7        0.3        4.4
Minority interest in net (income) loss of ISS-Nagano GmbH.......................       (0.2)       5.0        3.7
                                                                                  ---------  ---------  ---------
Net loss........................................................................       (8.3)%     (25.5)%      (9.0)%
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

COMPARISON OF YEARS ENDED MARCH 31, 1996, 1997 AND 1998

REVENUES

    PRODUCT REVENUES. Product revenues increased by 38.8% from $8.0 million in fiscal 1997 to $11.2 million in fiscal 1998. This increase was principally the result of an increase in ISD product revenues at the ISS-Nagano GmbH, the Company's majority owned subsidiary ("ISS-Nagano"). Product revenues increased by 50.8% from $5.3 million in fiscal 1996 to $8.0 million in fiscal 1997. This increase was principally the result of shipments of new custom ASICs and ISDs for fiscal 1997 and increased unit shipments of existing custom products. The increase in product revenues in fiscal 1997 was also the result of the introduction of the Company's first standard products.

    CONTRACT REVENUES. Contract revenues increased by 79.7% from $2.3 million in fiscal 1997 to $4.1 million in fiscal 1998. This increase was due to several new product development programs initiated during the year as well as meeting milestones from contracts initiated during fiscal 1997. Contract revenues decreased by 24.7% from $3.0 million in fiscal 1996 to $2.3 million in fiscal 1997. This decrease was due to the significant number of product development contracts which were initiated in fiscal 1996 that continued through fiscal 1997. Based on completed milestones, most of the revenue under these contracts was recognized in fiscal 1996.

    International revenues (export revenues and revenues of ISS-Nagano) were $3.2 million, $4.7 million and $8.6 million in fiscal 1996, 1997 and 1998, respectively, representing 38.6%, 46.0% and 56.8% of total revenues, respectively, in each fiscal year. The increase in international revenues from fiscal 1996 to fiscal 1997 and fiscal 1997 to fiscal 1998 was principally the result of increased sales in Germany. All of the Company's sales in Europe are denominated in Deutsche Marks. Accordingly, a portion of the Company's international revenues is subject to foreign currency fluctuation risks, and fluctuations in the value of the Deutsche Mark could adversely affect the profitability of sales made in Europe and therefore materially adversely affect the Company's business, financial condition or operating results. The Company has not engaged in any hedging transactions to minimize its risk to foreign currency fluctuations. The Company may, however, engage in such transactions in the future.

COST OF REVENUES

    COST OF PRODUCT REVENUES. The Company's product gross margin increased from 9.4% in fiscal 1997 to 25.3% in fiscal 1998 primarily as a result of improved production yields, lower material costs and higher unit volumes. The Company's gross margin decreased significantly in the fourth quarter from prior quarters in fiscal 1998 largely due to the ramping up of manufacturing capacity and lower production yields at ISS-Nagano. For instance, the Company experienced yield problems associated with the production ramp of its HVP media-compatible ISDs which materially adversely affected the product gross margin and operating results during the quarter ended March 31, 1998. The Company's product gross margin improved from 1.6% in fiscal 1996 to 9.4% in fiscal 1997 primarily as a result of a reduction in material costs and improved yields of the MAP ISDs during the fourth quarter of fiscal 1997. These improvements were partially offset by an increase in manufacturing support costs in fiscal 1997 related to implementation of in-house test capabilities, product and process engineering to support yield enhancement programs and qualification of an offshore assembly vendor.

    COST OF CONTRACT REVENUES. Cost of contract revenues increased from $2.7 million in fiscal 1997 to $4.0 million in fiscal 1998 primarily as a result of certain costs incurred in connection with several new development programs initiated during the year. Cost of contract revenues increased from $2.1 million in fiscal 1996 to $2.7 million in fiscal 1997.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 28.6% from $1.4 million in fiscal 1997 to $1.9 million in fiscal 1998. The Company's research and development expenses increased in fiscal 1998 primarily as a result of adding resources throughout the fiscal year in its German operations and in its ASIC product test development department in order to support future production. Research and development expenses increased by 93.9% from $742,000 in fiscal 1996 to $1.4 million in fiscal 1997. The Company's research and development expenses increased in fiscal 1997 as a result of implementing in-house test capabilities and expanding research and development activities in Germany.

    SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses increased by 19.2% from $1.8 million in fiscal 1997 to $2.1 million in fiscal 1998. This increase was principally due to increase in personnel and additional costs relating to the growth of the Company's business during the fiscal year. Sales, general and administrative expenses as a percentage of revenues decreased from 17.1% in fiscal 1997 to 13.8% in fiscal 1998, primarily due to the increase in revenues and the Company's ability to leverage its base of resources to support a larger organization. Sales, general and administrative expenses increased by 26.6% from $1.4 million in fiscal 1996 to $1.8 million in fiscal 1997. This increase was principally due to increased personnel, sales commission and travel expenses associated with the increased level of operations. Sales, general and administrative expenses as a percentage of revenues for fiscal 1996 and fiscal 1997 were relatively constant.

INTEREST EXPENSE

    Interest expense decreased from $260,000 in fiscal 1997 to $232,000 in fiscal 1998 due to lower average borrowings resulting from the conversion and repayment of debt during fiscal 1998. Interest expense increased from $226,000 in fiscal 1996 to $260,000 in fiscal 1997 due to higher average borrowings.

OTHER INCOME (EXPENSE)

    Other income increased from $27,000 in fiscal 1997 to $111,000 in fiscal 1998. Other income in fiscal 1998 consisted primarily of interest income of $47,000 and $54,000 of foreign exchange gains on trade payables and notes to related parties denominated in foreign currencies. Other income decreased from

$366,000 in fiscal 1996 to $27,000 in fiscal 1997. Other income in fiscal 1996 consisted primarily of $235,000 of gain recognized from the second and third installments of the sale of a minority interest in ISS-Nagano and a $165,000 foreign exchange gain on trade payables and notes to related parties denominated in foreign currencies. Other income in fiscal 1997 consisted primarily of $172,000 of gain recognized from the fourth installment of the sale of a minority interest in ISS-Nagano which was partially offset by a $144,000 foreign exchange loss on trade payables and notes to related parties denominated in foreign currencies.

MINORITY INTEREST IN NET (INCOME) LOSS OF ISS-NAGANO GMBH

    Minority interest for 1998 reflects $23,000 of income attributable to profitable operations during fiscal 1998 at ISS-Nagano. Minority interest in net loss of ISS-Nagano increased from $311,000 in fiscal 1996 to $521,000 in fiscal 1997 due to increased net losses of ISS-Nagano.

INCOME TAXES

    Due to the Company's loss position, there was no provision for income taxes in fiscal 1996, 1997 or 1998. For federal tax purposes as of March 31, 1998, the company has net operating loss and research and development carryforwards of approximately $7,600,000 and $162,000 respectively, which will expire in fiscal years 2005 through 2013. For California tax purposes, at March 31, 1998 the Company has net operating loss and credit carryforwards of approximately $2,000,000 and $108,000, respectively, which will expire in the years 1999 through 2003. The Company also has net operating loss carryforwards of $523,000 at ISS-Nagano at March 31, 1998.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and credits before utilization.

    At March 31, 1998, the Company had net deferred tax assets of $3.5 million relating principally to net operating loss carryforwards and capitalized research costs. Realization of deferred tax assets is dependent on future earnings, if any, the timing of which is uncertain. A valuation allowance has been recorded for the entire net deferred tax asset as a result of uncertainties regarding the realization of the assets due to the lack of earnings history of the Company.

YEAR 2000 COMPLIANCE

    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. This issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. The Company may also be affected by year 2000 issues at its vendors. Management does not anticipate that the Company will incur material operating expenses or be required to make any material investment in computer systems improvements to be year 2000 compliant. However, uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company is currently implementing an upgrade to its management information system that the Company believes is year 2000 compliant. Any year 2000 compliance problem of either the Company or its customers or vendors could materially adversely affect the Company's business, financial condition or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME (FAS No. 130), and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (FAS No.
131). FAS No. 130 establishes rules for reporting and displaying comprehensive income. FAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal year 1999. The Company does not believe that the adoption of either FAS No. 130 or FAS No. 131 will have material impact on the Company's business, financial condition or operating results.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations principally through sales of equity securities, product revenues and contract revenues. The Company completed its initial public offering on March 13, 1998, in which it raised approximately $20,451,000, including the underwriter's exercise of their overallotment option on April 8, 1998, after deducting costs associated with the initial public offering. At March 31, 1998, the Company had cash and cash equivalents of $17.6 million and working capital of $19.2 million. The Company also has available a $2.0 million bank line of credit agreement secured by the assets of the Company that permits borrowings of the lesser of $2.0 million or 75% of eligible accounts receivable. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.75%. The Company also has available a $500,000 term loan facility for capital equipment that bears interest at the bank's prime rate plus 1.5%. At March 31, 1998, the Company had outstanding borrowings of approximately $900,000 and $217,000 under the line of credit agreement and its capital equipment lease line. These agreements require the Company to maintain certain financial covenants on a quarterly basis. At March 31, 1998, the Company was out of compliance with its quarterly profitability covenant and obtained a waiver through that date. The Company further believes that it will be in violation of this covenant in the quarter ending June 30, 1998. In June 1998, the Company repaid $500,000 under the line of credit. See Notes 4 and 5 of Notes to Consolidated Financial Statements. In June 1998, the Company repaid $500,000 under its line of credit agreement.

    Net cash used in operating activities was $0.7 million, $2.7 million and $1.7 million in fiscal 1998, 1997 and 1996, respectively. For fiscal 1998, cash used in operating activities was primarily attributable to increases in accounts receivable, inventories and net loss adjusted for non-cash items partially offset by an increase in accounts payable. The increase in accounts receivable at March 31, 1998 was due, primarily, to an increase in product shipments. Inventory levels increased at March 31, 1998 in order to meet expected customer demands. For fiscal 1997, net cash used in operations was primarily attributable to the net loss adjusted for non-cash items, an increase in accounts receivable partially offset by an increase in accounts payable and other accrued liabilities.

    Net cash used in investing activities was $1.0 million, $1.1 million and $974,000 in fiscal 1998, 1997 and 1996, respectively. Cash used in investing activities was primarily for the purchase of equipment.

    Net cash provided by financing activities was $17.2 million, $5.4 million and $2.3 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, the Company raised cash from financing activities of approximately $17.7 million, primarily through the issuance of stock in connection with the Company's initial public offering, which was partially offset by payments on notes payable and capital lease obligations. In fiscal 1997, cash provided by financing activities was primarily due to the sale of convertible preferred stock and proceeds from the issuance of notes payable.

    In June 1998, the Company committed approximately $3.6 million to the set up of a manufacturing line for sensors related to the vehicle chassis control systems at ISS-Nagano.

    To date, the Company has not invested in derivative securities or any other financial instruments that involve a high degree of risk. The Company expects that, in the future, cash in excess of current requirements will be invested in short-term, investment grade, interest-bearing securities.

    The Company plans to finance its working capital and other capital resource needs with its current cash and cash equivalents and cash generated from future operations, if any. The Company believes that these resources will be sufficient to satisfy its working capital and other capital needs for at least the next 24 months.

RISK FACTORS

    IN ADDITION TO THE OTHER INFORMATION IN THIS FORM 10-KSB, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS.

    LIMITED PROFITABILITY; HISTORY OF OPERATING LOSSES. The Company was founded in 1989 and commenced shipments of its initial product in 1990. The Company did not achieve profitability on a quarterly basis until the quarter ended June 30, 1997 and has never achieved profitability on an annual basis. There can be no assurance that the Company will be profitable in the future on a quarterly basis or that it will achieve profitability on an annual basis. As of March 31, 1998, the Company had an accumulated deficit of approximately $9.4 million.

    DEPENDENCE ON CUSTOMER SPECIFIC PRODUCTS; LENGTHY SALES AND DEVELOPMENT CYCLE. A substantial portion of the Company's products is designed to address the specific needs of individual customers. As a result, the sales and development cycle for these products can be lengthy, with the development cycle alone ranging up to thirty months for new products in new applications in the automotive industry and up to eighteen months for new products in new applications in the industrial market. Because customer specific products are developed for particular customers' applications, some of the Company's current and future customer specific products may never be produced in high volume, or at all, due to the Company's inability to introduce custom products in a timely manner, delays in the introduction of the Company's customers' products, the failure of the Company's customers' products to achieve and sustain commercial success or the discontinuation of a customer's product line. Any of these occurrences could have a material adverse effect on the Company's business, financial condition or operating results.

    FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and operating results have varied on a quarterly and an annual basis in the past and may vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, fluctuations in yields, the relatively long sales and development cycle for the Company's products, the ability to obtain product development contracts and the amount and timing of recognition of product development contract revenue and expense associated with such contracts, the Company's ability to introduce new products and technologies on a timely basis, market acceptance of the Company's and its customers' products, the timing, deferral or cancellation of customer orders and related shipments, competitive pressures on selling prices, availability of foundry capacity, availability of raw materials, changes in product mix, changes in the lead time required to ship products after receipt of an order, introduction of products and technologies by the Company's competitors and customers, quality control of products sold, personnel changes and difficulties in attracting and retaining qualified technical personnel, foreign currency exchange rates and economic conditions generally and in the automotive and industrial markets.

    Significant portions of the Company's product sales are made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are often subject to price renegotiations and to changes in quantities of products and delivery schedules to reflect changes in customers' requirements and manufacturing availability. For instance, shipments to three of the Company's major customers were delayed in the quarter ended December 31, 1996 which materially adversely affected the Company's operating results for the quarter, and there can be no assurance that a similar incident will not occur in the future. The Company's actual shipments depend in part on the manufacturing capacity of the Company's suppliers and the availability of products from such suppliers. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay or deferral of customer orders would have a material adverse effect on the Company's business, financial condition or operating results.

    As a result of the foregoing and other factors, it is likely that in some future period the Company's operating results will fail to meet the expectations of public market analysts or investors. In such event or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the trading price of the Company's Common Stock could drop significantly.

    VARIABILITY OF MANUFACTURING YIELDS. Manufacturing yields of the Company's ASICs and ISDs may vary significantly depending on a variety of factors. ASIC yields can be adversely affected by the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of fabrication personnel and equipment, all of which are outside the control of the Company. ISD yields can be adversely affected by defective sensing elements, component quality and performance of assembly personnel and equipment. Historically, the Company has experienced fluctuations in yields of its products, particularly during initial production of new products, which have adversely affected product gross margin. For instance, the Company experienced yield problems associated with the production ramp of it HVP media-compatible ISDs which materially adversely affected the product gross margin and operating results during the quarter ended March 31, 1998. The Company believes that any new product lines or manufacturing processes that it undertakes may create difficulties in achieving acceptable yields, and, as a result, the Company may experience production problems or shipment delays which could have a material adverse effect on the Company's business, financial condition or operating results. Regardless of the process technology used, the manufacturing of ASICs and ISDs is a highly complex and precise process, and there can be no assurance that the Company will be able to achieve or maintain acceptable yields on its products in the future. Any such failure could have a material adverse effect on the Company's business, financial condition or operating results.

    SIGNIFICANT CUSTOMER CONCENTRATION. Historically, a relatively small number of customers have accounted for a significant percentage of the Company's total revenues, and the Company expects that this trend will continue. In each of fiscal 1996, 1997 and 1998, the Company has had two or more customers, which each accounted for more than 10% of total revenues. In fiscal 1996, four customers accounted for 71% of total revenues; in fiscal 1997, four customers accounted for 75% of total revenues; and in fiscal 1998, three customers accounted for 68% of total revenues. The Company's ability to achieve sales in the future will depend upon its ability to obtain orders from, maintain relationships with and provide support to a small number of existing and new customers. As a result, any cancellation, reduction, rescheduling or delay in orders by or shipments to any customer or the discontinuation or redesign by any customer of its products which currently incorporate one or more of the Company's products would have a material adverse effect on the Company's business, financial condition or operating results.

    DEPENDENCE ON AUTOMOTIVE INDUSTRY; NEED TO PENETRATE NEW MARKETS. The Company has historically derived approximately 88% of its total revenues from products sold for applications in the automotive industry. Accordingly, improvement in the Company's future operating results will depend in part on its ability to increase its market share in the automotive industry. Further, the Company believes that its operating results may be affected by the cyclical nature of the automotive industry. Any downturn in any customer's business or the economy in general may cause purchases of the Company's products to be deferred, reduced or canceled resulting in a material adverse effect on the Company's business, financial condition or operating results. The Company's future operating results will also depend on its ability to continue to penetrate the industrial market and to penetrate new markets such as the consumer and office products markets. While the Company may devote substantial resources to penetrate new markets in the future, it has not committed a material amount of resources to such effort to date, and there can be no assurance that the Company will commit significant resources to this effort, or if committed, that the revenues generated from these efforts, if any, will exceed the costs of such efforts. To the extent that the Company is unable to penetrate new markets, its future success will be dependent upon its ability to further penetrate the automotive industry and on the continued growth of that industry. If the Company were unable to successfully penetrate new markets or to expand its penetration of the automotive market, its business, financial condition or operating results would be materially adversely affected.

    DECLINING AVERAGE SELLING PRICES. The Company sells a substantial portion of its products pursuant to exclusive contracts which typically contain volume-pricing provisions that require the Company to reduce its per unit price as certain volume levels are achieved. If the Company is unable to make corresponding product cost reductions, the resulting decline in the average selling prices of the products sold pursuant to such contracts may reduce the Company's product gross margin. The Company has experienced declining average selling prices on certain of its products in the past when shipments have reached specified volume levels, and the Company anticipates that all of its products will eventually experience declining average selling prices over their life cycles. Declining average selling prices may have a material adverse effect on gross margins in the future if the Company is unable to reduce corresponding costs or introduce new products with higher gross margins. If the Company is unable to sufficiently reduce its costs on existing products or introduce new products with higher margins in a timely manner, the Company's business, financial condition or operating results will be materially adversely affected.

    DEPENDENCE ON SENSING ELEMENT SUPPLIERS. The Company is currently dependent upon a small number of third party vendors for substantially all of the sensing elements incorporated into its ISDs. The Company currently purchases a pressure-sensing element incorporated in certain of its ISDs from a single source, Nagano Keiki Co., Ltd. ("Nagano"). The Company believes that Nagano is currently the only high volume supplier of this type of sensing element. The Company also manufactures ISDs that incorporate sensing elements purchased solely from Lucas NovaSensor. The Company historically has not manufactured sensing elements and anticipates that it will continue to obtain sensing elements from third parties for the foreseeable future. The Company's future success will be dependent upon its ability to identify and work closely with manufacturers who are able to provide high volume, technologically advanced and cost-effective sensing elements. Any failure of the Company to maintain its existing relationships with sensing element suppliers or to identify and work with new sensing element suppliers could have a material adverse effect on the Company's business, financial condition or operating results.

    NARROW PRODUCT BASE. The Company currently depends upon the sale and success of a limited number of product lines. Because the Company's primary source of revenue is dependent upon a narrow product base, any interruption or reduction in these sales due to production problems, lack of adequate demand, replacement by new technologies or other internal or external problems resulting in the failure of such product lines to win broad acceptance in the marketplace would have a material adverse effect on the Company's business, financial condition or operating results.

    RAPID TECHNOLOGICAL CHANGE; NEED TO DEVELOP NEW PRODUCTS. The markets for the Company's products are characterized by rapid technological change as well as evolving industry standards that may render existing products obsolete. As a result, the success of new products depends on a variety of factors, including effective definition of products that meet evolving market needs, successful and timely completion of development and introduction of these products, successful design wins in new systems and the ability to offer products at competitive prices. The development of new mixed signal integrated circuits is highly complex, and from time to time the Company has experienced delays in developing and introducing new products. There can be no assurance that the Company will be able to define new products successfully and develop and bring to market new and enhanced products on a timely and cost effective basis, develop or access new process technologies, secure design wins or respond effectively to new technological changes or new product announcements by others. A failure in any of these areas could have a material adverse effect on the Company's business, financial condition or operating results.

    COMPETITION. The markets in which the Company competes are highly competitive and characterized by diverse industry requirements and severe pricing pressure in many applications. In the ASIC market, the Company competes with analog and mixed signal semiconductor companies such as Motorola, Inc. ("Motorola"), Texas Instruments Incorporated ("TI") and Analog Devices, Inc. The Company's products also compete indirectly with conventional hybrid circuits and standard analog and mixed signal ICs. In the ISD market, the Company competes with Delco, a subsidiary of General Motors ("GM"), Motorola, TI,

Kavlico and Denso Corporation ("Denso"). These companies all have substantially greater financial, technical, manufacturing, marketing, distribution, personnel and other resources than the Company. In addition, in the industrial market, the Company competes with many small companies that have developed specialized electronic sensor products and formed close relationships with their customers. The Company also competes with the in-house development staff of certain of its current and potential customers.

    The Company also anticipates that additional competitors may enter the Company's markets, resulting in even greater competition. Many of the Company's current or prospective competitors own or have investments in wafer foundries, which provide dedicated capacity to these competitors and enable them to influence or control costs more effectively than the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. Increased competition could result in significant price reductions or the loss of current or potential customers or design wins which could materially adversely affect the Company's business, financial condition or operating results.

    MANAGEMENT OF GROWTH. The Company has recently experienced and may continue to experience growth in the number of its employees and scope of its operating and financial systems needs, resulting in increased responsibilities for the Company's existing personnel and the need to hire additional personnel. To manage future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems, particularly those of its German subsidiary, and to hire, train, motivate, manage and retain its employees. There can be no assurance that the Company will be able to manage such growth effectively, and failure to do so could have a material adverse effect on the Company's business, financial condition or operating results.

    DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL TECHNICAL PERSONNEL. The Company is substantially dependent upon the services of its executive officers. The Company's future success depends on the continued contributions of such officers, including the maintenance, enhancement and establishment of key customer relationships and the management of operations. The loss of the services of any of these officers by the Company could have a material adverse effect on the Company's business, financial condition or operating results. Such officers have not entered into employment agreements with the Company.

    The Company believes that a key factor for competing successfully in the mixed signal integrated circuit business is to attract and retain creative and knowledgeable complementary metal oxide semiconductor ("CMOS") mixed signal designers. The number of design engineers who have the training, creativity and experience to design complex mixed signal integrated circuits is very limited, and the competition for such personnel is intense. The Company's future success will be heavily dependent upon its ability to attract and retain qualified design, technical and management personnel. There can be no assurance that the Company will be able to continue to attract and retain these personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results.

    DEPENDENCE ON SOLE SOURCE SUPPLIERS. Certain components of the Company's current products, such as fabricated wafers, sensing elements, packages and PC boards, are acquired from single source suppliers. The Company purchases these components on a purchase order basis and may not carry significant inventories. If the Company were required to change any sole source component vendor or to add vendors, the Company could be required to requalify its products incorporating the new components with its existing customers. The requalification process could prevent or delay product shipments which could have a material adverse effect on the Company's business, financial condition or operating results. In addition, the Company's reliance on sole source component vendors involves several risks, including reduced control over the price, timely delivery, performance, reliability and quality of the components. Any inability of the Company to obtain timely deliveries of components of acceptable quality or any significant increase in the prices of components for which the Company does not have alternative sources could result in delays, cancellations or reductions in product shipments which would have a material adverse effect on the Company's business, financial condition or operating results.

    DEPENDENCE ON INDEPENDENT ASSEMBLY CONTRACTORS. All of the Company's ASICs, other than those incorporated in its ISDs, are packaged by one of two independent contractors, one in Hong Kong, and the other in the Philippines. In addition, the Company relies on an independent contractor in Thailand for PC board level assembly of the electronic portion of the Company's ISDs. The Company selects its contractors on the basis of a number of factors, including technical capabilities, size and capacity, end-markets served, customer references, quality certification status and economic competitiveness. The Company negotiates prices for assembly services based on unit volumes and does business on a purchase order basis. The Company currently has no supply contracts with any of its assembly contractors.

    The Company's reliance on independent contractors to assemble and package its products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of such contractors' assembly processes. Historically, due to a lack of significant volumes, the Company has experienced difficulty ensuring that independent assembly contractors would continue to assemble or package the Company's products and that alternative independent assembly contractors would be available in such instances. In 1994, the independent contractor responsible for the Company's PC board level assembly ceased its operations on very short notice which materially adversely affected the Company's operating results for fiscal 1994 and 1995. There can be no assurance that the Company's current or future contractors will continue to assemble and package products for the Company or that alternate contractors will be available to assemble or package the Company's products as necessary. Further, because the Company's assembly contractors are located in foreign countries, the Company is subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. There can be no assurance that the Company will not experience problems in timeliness, adequacy or quality of product deliveries, any of which could have a material adverse affect on the Company's business, financial condition or operating results.

    DEPENDENCE ON INDEPENDENT WAFER SUPPLIERS. The Company relies on a small number of independent foundries for the manufacture of all of its ASICs, including those incorporated into its ISDs. Although the Company has initiated efforts to qualify second sources for certain of its key components, none of the Company's ASICs is currently fabricated by more than one foundry. Although processed wafer capacity in the semiconductor industry is currently widely available, there can be no assurance that the Company's foundries will continue to provide the Company an adequate supply of wafers to meet its customers' demands.

    The Company believes that as a result of fluctuations in demand and changing technologies, processed wafer capacity may become limited from time to time, resulting in greater difficulty in obtaining adequate supplies of wafers, increased prices and increased lead times. Any increase in the demand for processed wafers over expected levels or any failure of processed wafer supply in the industry to grow at anticipated rates will magnify these shortages. The Company currently receives fabricated wafers from American Microsystems, Inc., Micrel Semiconductor, Inc. and Silicon Systems, Inc. In an effort to secure a second source for certain ASICs, the Company has recently begun to receive fabricated wafers from Symbios, Inc. ("Symbios") and is in the process of qualifying products manufactured by Symbios. There can be no assurance that the Company will be able to complete qualification of products fabricated by Symbios, or any other new wafer supplier, in a timely manner or at all, and any such failure could have a material adverse effect on the Company's business, financial condition or operating results. Although the Company receives supply assurances from its foundry partners, the Company obtains all of its wafers on a purchase order basis, and, as a result, there can be no assurance that wafer foundries will allocate sufficient capacity or any capacity to the Company to meet its processed wafer supply needs. In the event that the Company's foundry partners are unable or unwilling to continue supplying wafers to the Company, there can be no assurance that the Company will be able to identify and qualify additional manufacturing sources in a timely manner, that any such additional manufacturing sources would be able to produce wafers with acceptable manufacturing yields or that the Company would not experience delays in product availability, quality problems, increased costs or disruption in product development activities. The Company is engaged in an ongoing and continuous program to reduce its product costs by increasing the number of functional die per wafer by utilizing smaller geometry processes and improving designs. As a result of this program, the Company believes that it will be required to shift the fabrication of its wafers to new semiconductor processes or potentially to new foundries. The Company expects that the shift to new fabrication processes and foundries will occur on a product by product basis in response to customer requests and as part of the Company's product cost reduction strategy, and that the cost of such shift may be borne wholly or in part by the Company. Shifting the manufacture of its wafers to new processes or to new foundries is a highly complex undertaking requiring substantial commitments of engineering personnel and other resources, which could materially adversely affect the Company's business, financial condition or operating results.

    The use of independent wafer foundries entails certain other risks, including reduced control over manufacturing yields and production costs. The Company has from time to time experienced lower than anticipated manufacturing yields in connection with the introduction of new products. For instance, the Company encountered a substantial yield problem with certain of its ISD products during the quarter ended March 31, 1998 due to a limitation of an ASIC design with respect to a particular variation in the foundry wafer process. These yield losses had a material adverse effect on the Company's operating results. There can be no assurance that the Company's wafer foundries will not produce wafers with lower than expected manufacturing yields in the future, which could materially adversely affect the Company's business, financial condition or operating results.

    DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS. The Company relies on a combination of patents, maskwork rights, trade secret laws, copyrights, trademarks and employee and third party non-disclosure agreements to protect its intellectual property rights. The Company has been issued four patents and has filed two additional patent applications in the United States and one foreign patent application relating to ASIC designs. In addition, the Company has filed one patent application in the United States relating to package design. There can be no assurance that any patents will issue from any of the Company's pending applications or that claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any licenses will be acceptable to the Company. A failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of any adverse result in any such litigation against the Company, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop noninfringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on commercially reasonable terms or at all, and any such development or license could require expenditures by the Company of substantial time and resources. In the event that a third party makes a successful claim against the Company or its customers and a license is not made available to the Company on commercially reasonable terms, or at all, the Company's business, financial condition or operating results could be materially adversely affected.

    DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS. Sales to customers located outside the United States accounted for approximately 56.8%, 46.0% and 38.6% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. The Company's sales to customers outside the United States are subject to a variety of risks, including those arising from fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory and governmental licensing requirements, longer accounts receivable payment cycles and potentially adverse tax consequences. Because a significant portion of the Company's international sales and in particular its European sales have to date been made through its German subsidiary and have been denominated in Deutsche Marks, fluctuations in the value of the Deutsche Mark relative to the U.S. Dollar or other currencies could adversely affect the pricing of the Company's products in foreign markets and make the Company's products relatively more expensive. In addition, fluctuations in the Deutsche Mark could adversely affect the profitability of sales made in Europe and therefore materially adversely affect the Company's business, financial condition or operating results.

    Several Asian countries including South Korea, Japan and Thailand, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. Due to these conditions, it is possible that certain of the Company's customers will delay, reschedule or cancel significant current or future orders for the Company's products. If any such orders are delayed, rescheduled or canceled, the Company's business, financial condition and results of operations would be adversely affected.

    As a result of conducting business internationally, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or operating results or require the Company to modify its current business practices.

    NEED FOR ISO 9001 AND QS-9000 CERTIFICATION. The Company currently does not have either ISO 9001 or QS-9000 certification, which increasingly are being required by motor vehicle manufacturers. The Company has invested significant financial and other resources to obtain such certifications, but there can be no assurance that the Company will be successful in obtaining such certifications in a timely manner, or at all. Although the Company has not lost any sales to date as a result of its lack of ISO 9001 or QS-9000 certification, the lack of such certification may make it more difficult or impossible for the Company to qualify its products with new customers or to continue to sell products to existing customers, either of which could have a material adverse effect on the Company's business, financial condition or operating results.

    RISKS OF PRODUCT LIABILITY. The automotive industry is characterized by potential risks of product liability. The use of the Company's products in various industrial or consumer applications in the future may also subject the Company to potential risks of product liability claims. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to product liability claims, and, although the Company has not experienced any product liability claims to date, the sale of products by the Company may entail the risk of such claims. Further, notwithstanding liability limitation provisions in its agreements with its customers, due to various industry or business practices or the need to maintain good customer relationships, the Company may be placed in a position whereby it may make payments related to such product liability claims. The Company currently maintains product liability insurance, but there can be no assurance that product liability claims will be covered by such insurance or will not exceed insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms or at all. Notwithstanding the provisions in the agreements with its customers, a product liability claim brought against the Company could have a material adverse effect upon the Company's reputation, business, financial condition or operating results.

    RISKS OF PRODUCT RECALLS. The automotive industry is heavily regulated by government agencies which establish various vehicle safety standards that are often indirectly related to the components and subcomponents in their vehicles. To the extent that any vehicles or any parts therein are required to be or are voluntarily recalled and the recall involves vehicles or parts that are directly or indirectly related to any of the Company's products, the Company may be required to repair or replace its products, redesign or reproduce its products or halt production or shipment of its products. Further, any recall of vehicles or parts directly or indirectly related to any of the Company's products may have the effect of damaging the Company's reputation. Although no such recall has involved the Company or its products in the past, there can be no assurance that such a recall will not occur in the future or that if such a recall does occur that the Company's reputation, business, financial condition or operating results will not be materially adversely affected.

ITEM 7. FINANCIAL STATEMENTS

    Attached to this Form 10-KSB are the Company's financial statements for the year ended March 31, 1998, which include the following items:

                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors..........................................................          29

Consolidated Balance Sheets................................................................................          30

Consolidated Statements of Operations......................................................................          31

Consolidated Statements of Stockholders' Equity............................................................          32

Consolidated Statements of Cash Flows......................................................................          33

Notes to Consolidated Financial Statements.................................................................          34

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Integrated Sensor Solutions, Inc.

    We have audited the accompanying consolidated balance sheets of Integrated Sensor Solutions, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Sensor Solutions, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

San Jose, California
July 9, 1998

                       INTEGRATED SENSOR SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,
                                                    -----------------------------
                                                        1998            1997
                                                    -------------   -------------
Current assets:
  Cash and cash equivalents.......................  $  17,609,761   $   2,059,050
  Accounts receivable--trade, net of allowance for
    doubtful accounts of $50,000 and $164,000 at
    March 31, 1998 and 1997, respectively.........      3,720,691       2,225,548
  Accounts receivable from related parties........        801,737         884,295
  Inventories.....................................      3,120,015       1,679,107
  Prepaid expenses................................        254,584          63,730
                                                    -------------   -------------
    Total current assets..........................     25,506,788       6,911,730
Property and equipment, at cost:
  Machinery and equipment.........................      4,467,120       3,535,424
  Furniture and fixtures..........................        125,776         219,387
  Leasehold improvements..........................        188,973         131,009
  Software........................................        274,425         234,345
                                                    -------------   -------------
                                                        5,056,294       4,120,165
Less accumulated depreciation and amortization....      2,801,844       2,323,196
                                                    -------------   -------------
                                                        2,254,450       1,796,969
                                                    -------------   -------------
    Total assets..................................  $  27,761,238   $   8,708,699
                                                    -------------   -------------
                                                    -------------   -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit..................................  $     900,000   $     600,000
  Notes payable to related parties................       --             1,515,365
  Accounts payable--trade.........................      3,278,549       1,245,521
  Accounts payable to related parties.............      1,144,424         684,634
  Accrued payroll and related expenses............        238,974         131,421
  Other accrued liabilities.......................        419,543         436,652
  Current portion of capital lease obligations....        358,158         158,772
                                                    -------------   -------------
    Total current liabilities.....................      6,339,648       4,772,365
Long-term portion of capital lease obligations....        108,496         197,149
Minority interest in subsidiary...................         77,744          56,028
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value
    Authorized Shares--7,000,000 at March 31, 1998
    Issued and outstanding shares--none at March
     31, 1998.....................................       --              --
  Noncumulative convertible preferred stock,
    $0.001 par value issuable in series
    Authorized shares--none at March 31, 1998 and
     3,400,000 at March 31, 1997
    Issued and outstanding shares--none at March
     31, 1998 and 3,066,317 at March 31, 1997.....       --                 3,066
  Common stock, $0.001 par value:
    Authorized shares--50,000,000 at March 31,
     1998 and 6,200,000 at March 31, 1997
    Issued and outstanding shares--7,212,406 at
     March 31, 1998 and 1,390,680 at March 31,
     1997.........................................          7,213           1,391
  Additional paid-in capital......................     31,064,238      12,199,411
  Accumulated deficit.............................     (9,428,471)     (8,170,843)
  Cumulative translation adjustment...............        (32,554)        (68,758)
  Deferred compensation...........................       (375,076)       (281,110)
                                                    -------------   -------------
      Total stockholders' equity..................     21,235,350       3,683,157
                                                    -------------   -------------
        Total liabilities and stockholders'
        equity....................................  $  27,761,238   $   8,708,699
                                                    -------------   -------------
                                                    -------------   -------------

                            See accompanying notes.

                       INTEGRATED SENSOR SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      MARCH 31,
                                                    ---------------------------------------------
                                                        1998            1997            1996
                                                    -------------   -------------   -------------
Revenues:
  Product revenue.................................  $  11,173,194   $   8,049,359   $   5,336,771
  Contract revenue................................      4,052,257       2,254,720       2,993,319
                                                    -------------   -------------   -------------
    Total revenues (related party revenues of
      $1,893,000, $1,506,000, and $2,404,000 for
      1998, 1997 and 1996)........................     15,225,451      10,304,079       8,330,090
Cost of revenues:
  Cost of product revenue (Note 9)................      8,349,274       7,292,491       5,250,504
  Cost of contract revenue........................      4,041,264       2,731,063       2,149,917
                                                    -------------   -------------   -------------
    Total cost of revenues........................     12,390,538      10,023,554       7,400,421
                                                    -------------   -------------   -------------
Gross profit......................................      2,834,913         280,525         929,669
Operating expenses:
  Research and development........................      1,850,145       1,438,212         741,577
  Sales, general and administrative...............      2,098,511       1,759,774       1,389,894
                                                    -------------   -------------   -------------
    Total operating expenses......................      3,948,656       3,197,986       2,131,471
                                                    -------------   -------------   -------------
Loss from operations..............................     (1,113,743)     (2,917,461)     (1,201,802)
Interest expense..................................       (231,762)       (259,735)       (225,957)
Other income......................................        110,724          27,525         366,129
Minority interest in net (income) loss of
  consolidated subsidiary.........................        (22,847)        520,826         311,000
                                                    -------------   -------------   -------------
Net loss..........................................  $  (1,257,628)  $  (2,628,845)  $    (750,630)
                                                    -------------   -------------   -------------
                                                    -------------   -------------   -------------
Basic and diluted net loss per share..............  $       (0.72)  $       (2.06)  $       (0.70)
                                                    -------------   -------------   -------------
                                                    -------------   -------------   -------------
Shares used in computing basic and diluted net
  loss per share..................................      1,748,195       1,275,535       1,074,984
                                                    -------------   -------------   -------------
                                                    -------------   -------------   -------------
Pro forma basic and diluted net loss per share....  $       (0.27)  $       (0.72)
                                                    -------------   -------------
                                                    -------------   -------------
Shares used in computing pro forma basic and
  diluted net loss per share......................      4,722,466       3,631,727
                                                    -------------   -------------
                                                    -------------   -------------

                            See accompanying notes.

                       INTEGRATED SENSOR SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               NONCUMULATIVE
                                                CONVERTIBLE
                                              PREFERRED STOCK           COMMON STOCK       ADDITIONAL                CUMULATIVE
                                           ----------------------  ----------------------   PAID-IN    ACCUMULATED   TRANSLATION
                                            SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      DEFICIT     ADJUSTMENT
                                           ---------  -----------  ---------  -----------  ----------  ------------  -----------
Balance at March 31, 1995................  2,121,497   $   2,122   1,110,558   $   1,111   $6,519,396   $(4,791,368)  $ 117,655
  Issuance of common stock upon exercise
    of stock options.....................     --          --         103,400         103       29,009       --           --
  Issuance of common stock for extension
    of payment terms.....................     --          --          66,955          67      103,906       --           --
  Translation adjustment.................     --          --          --          --           --           --          (90,650)
  Net loss...............................     --          --          --          --           --         (750,630)      --
                                           ---------  -----------  ---------  -----------  ----------  ------------  -----------
Balance at March 31, 1996................  2,121,497       2,122   1,280,913       1,281    6,652,311   (5,541,998)      27,005
  Issuance of common stock upon exercise
    of stock options.....................     --          --         109,767         110       76,430       --           --
  Issuance of preferred stock for notes
    payable, accrued interest, and cash,
    net of $11,959 of issuance costs.....    944,820         944      --          --        5,189,560       --           --
  Deferred compensation..................     --          --          --          --          281,110       --           --
  Translation adjustment.................     --          --          --          --           --           --          (95,763)
  Net loss...............................     --          --          --          --           --       (2,628,845)      --
                                           ---------  -----------  ---------  -----------  ----------  ------------  -----------
Balance at March 31, 1997................  3,066,317       3,066   1,390,680       1,391   12,199,411   (8,170,843)     (68,758)
  Issuance of common stock upon exercise
    of stock options.....................     --          --         102,706         103       82,743       --           --
  Issuance of preferred stock............    152,703         153      --          --          911,937       --           --
  Conversion of preferred stock into
    common...............................  (3,219,020)     (3,219) 3,219,020       3,219       --           --           --
  Issuance of Common Stock in IPO, net of
    $2,088,928 of issuance costs.........     --          --       2,500,000       2,500   17,658,572       --           --
  Deferred compensation..................     --          --          --          --          211,575       --           --
  Amortization of deferred
    compensation.........................     --          --          --          --           --           --           --
  Translation adjustment.................     --          --          --          --           --           --           36,204
  Net loss...............................     --          --          --          --           --       (1,257,628)      --
                                           ---------  -----------  ---------  -----------  ----------  ------------  -----------
Balance at March 31, 1998................     --       $  --       7,212,406   $   7,213   $31,064,238  $(9,428,471)  $ (32,554)
                                           ---------  -----------  ---------  -----------  ----------  ------------  -----------
                                           ---------  -----------  ---------  -----------  ----------  ------------  -----------


                                                             TOTAL
                                             DEFERRED     STOCKHOLDERS'
                                           COMPENSATION      EQUITY
                                           -------------  ------------
Balance at March 31, 1995................    $  --         $1,848,916
  Issuance of common stock upon exercise
    of stock options.....................       --             29,112
  Issuance of common stock for extension
    of payment terms.....................       --            103,973
  Translation adjustment.................       --            (90,650)
  Net loss...............................       --           (750,630)
                                           -------------  ------------
Balance at March 31, 1996................       --          1,140,721
  Issuance of common stock upon exercise
    of stock options.....................       --             76,540
  Issuance of preferred stock for notes
    payable, accrued interest, and cash,
    net of $11,959 of issuance costs.....       --          5,190,504
  Deferred compensation..................     (281,110)        --
  Translation adjustment.................       --            (95,763)
  Net loss...............................       --         (2,628,845)
                                           -------------  ------------
Balance at March 31, 1997................     (281,110)     3,683,157
  Issuance of common stock upon exercise
    of stock options.....................       --             82,846
  Issuance of preferred stock............       --            912,090
  Conversion of preferred stock into
    common...............................       --             --
  Issuance of Common Stock in IPO, net of
    $2,088,928 of issuance costs.........       --         17,661,072
  Deferred compensation..................     (211,575)        --
  Amortization of deferred
    compensation.........................      117,609        117,609
  Translation adjustment.................       --             36,204
  Net loss...............................       --         (1,257,628)
                                           -------------  ------------
Balance at March 31, 1998................    $(375,076)    $21,235,350
                                           -------------  ------------
                                           -------------  ------------

                            See accompanying notes.

                       INTEGRATED SENSOR SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED MARCH 31,
                                                                        -----------------------------------------
                                                                            1998           1997          1996
                                                                        -------------  -------------  -----------
OPERATING ACTIVITIES
Net loss..............................................................  $  (1,257,628) $  (2,628,845) $  (750,630)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.....................................        822,695      1,025,892      769,743
    Amortization of deferred compensation.............................        117,609       --            --
    Minority interest in net income (loss) of subsidiary..............         22,847       (520,826)    (311,000)
    Gain on sale of interest in subsidiary............................       --             (171,618)    (235,472)
    Foreign currency (gains) losses...................................        (54,238)       143,921     (165,000)
  Changes in operating assets and liabilities:
    Accounts receivable...............................................     (1,412,585)    (1,358,435)     (79,700)
    Inventories.......................................................     (1,440,908)       (95,289)    (163,988)
    Prepaid expenses..................................................       (190,854)        92,228      (70,522)
    Accounts payable..................................................      2,547,056        577,743     (862,773)
    Accrued payroll and related expenses..............................        107,553         (3,017)      18,518
    Deferred revenue..................................................       --               (3,568)     (53,732)
    Other accrued liabilities.........................................         65,240        219,480      210,254
                                                                        -------------  -------------  -----------
Net cash used in operating activities.................................       (673,213)    (2,722,334)  (1,694,302)
INVESTING ACTIVITIES
Purchase of property and equipment....................................     (1,033,337)    (1,092,413)  (1,124,317)
Proceeds from sale of property and equipment..........................         46,205       --            --
Proceeds from sale of short-term investment...........................       --             --            150,000
                                                                        -------------  -------------  -----------
Net cash used in investing activities.................................       (987,132)    (1,092,413)    (974,317)
FINANCING ACTIVITIES
Borrowings under line of credit.......................................        300,000        600,000      600,000
Proceeds from notes payable...........................................       --            1,086,681    1,757,377
Payments on line of credit............................................       --             (600,000)     --
Payments of principal on notes payable................................     (1,115,365)      --           (750,000)
Payments of principal on capital lease obligations....................       (147,238)      (126,922)      (9,890)
Issuance of convertible preferred stock, net of issuance costs........        429,741      3,988,043      --
Net proceeds from issuance of common stock............................     17,743,918         76,540       29,112
Net proceeds from investment in subsidiary............................       --              328,947      715,199
                                                                        -------------  -------------  -----------
Net cash provided by financing activities.............................     17,211,056      5,353,289    2,341,798
                                                                        -------------  -------------  -----------
Increase (decrease) in cash and cash equivalents......................     15,550,711      1,538,542     (326,821)
Cash and cash equivalents at beginning of year........................      2,059,050        520,508      847,329
                                                                        -------------  -------------  -----------
Cash and cash equivalents at end of year..............................  $  17,609,761  $   2,059,050  $   520,508
                                                                        -------------  -------------  -----------
                                                                        -------------  -------------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid.........................................................  $     214,955  $     118,135  $   164,255
SCHEDULE OF NONCASH FINANCING ACTIVITIES
Capital asset additions under capital leases..........................        257,971  $     298,197  $     9,272
Accounts payable converted to capital leases..........................  $    --        $     153,874  $   --
Issuance of preferred stock for payment of notes payable..............  $     400,000  $   1,067,321  $   --
Issuance of preferred stock for payment of interest on notes
  payable.............................................................  $      82,349  $     135,140  $   103,973

                            See accompanying notes.

                       INTEGRATED SENSOR SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Integrated Sensor Solutions, Inc. (ISS or the Company) designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company was incorporated in March 1989 and was principally engaged in research and development through 1993.

BASIS OF PRESENTATION

    The consolidated financial statements through March 31, 1998 include the accounts of the Company and ISS-Nagano GmbH, its majority owned subsidiary (see
Note 2), after elimination of all intercompany accounts and transactions.

    Prior to July 31, 1997 the Company owned 52% of ISS-Nagano GmbH. On July 31, 1997, the Company entered into an agreement to increase its ownership of ISS-Nagano GmbH by converting approximately $1,000,000 in long-term intercompany indebtedness owed by ISS-Nagano GmbH into an increased equity interest. Accordingly, the Company now owns 74% of the equity of ISS-Nagano GmbH. For periods subsequent to July 31, 1997, 26% of ISS-Nagano GmbH's net income (loss) has been attributed to the minority shareholders' interest.

FOREIGN CURRENCY TRANSLATION

    The financial statements of ISS-Nagano GmbH are denominated in Deutsche Marks which is its functional currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (FAS 52). All assets and liabilities in the balance sheets of ISS-Nagano GmbH are translated into U.S. Dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end rates and (2) statement of operations accounts at weighted average exchange rates for the year. Translation gains or losses are recorded in stockholders' equity, and the transaction gains and losses are included in other income. The Company has not undertaken hedging transactions to cover its currency transaction exposure. In fiscal 1998, 1997 and 1996, the Company recognized a transaction gain of $54,000, a transaction loss of $144,000 and a transaction gain of $165,000, respectively, on trade payables and notes to related parties denominated in foreign currencies.

CASH EQUIVALENTS

    Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

ADVERTISING EXPENSE

    The cost of advertising is generally expensed as incurred. The Company's advertising costs through March 31, 1998 have been immaterial.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's long-term debt is estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

                       INTEGRATED SENSOR SOLUTIONS, INC.

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The major components of inventory are as follows:

                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Raw materials.....................................................  $  1,643,260  $  1,422,396
Work-in-process...................................................     1,166,367       123,813
Finished goods....................................................       310,388       132,898
                                                                    ------------  ------------
                                                                    $  3,120,015  $  1,679,107
                                                                    ------------  ------------
                                                                    ------------  ------------

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the beginning of the lease term. Property and equipment are depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Equipment under capital leases and leasehold improvements are amortized using the straight-line method, based on the shorter of the estimated useful lives of the assets or the term of the lease.

REVENUES

    Revenues from product shipments are recognized as products are shipped. The Company performs research and product development work under development contracts. Due to technological risk factors, the costs of these contracts are expensed as incurred and revenues are recognized when applicable customer milestones have been met, including deliverables, and in any case, not in excess of the amount that would be recognized using the percentage of completion method. Costs incurred under development contracts are included in cost of contract revenues in the consolidated statements of operations.

STOCK SPLIT

    In October 1997, the Board of Directors and stockholders approved a one-for-two and one-half reverse split of the Company's common and preferred stock and reincorporation of the Company into the State of Delaware. All share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively.

NET INCOME (LOSS) PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In February 1998 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98, EARNINGS PER SHARE. Staff Accounting Bulletin No. 98 affected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior

                       INTEGRATED SENSOR SOLUTIONS, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to an initial public offering. Earnings per share amounts presented have been restated to conform to requirements of Statement No. 128 and Staff Accounting Bulletin No. 98.

PRO FORMA NET LOSS PER SHARE

    Pro forma net loss per share has been computed as described above and also gives effect even if antidilutive to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISKS

    Many of the Company's customers are primarily involved in the automotive market. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

    Significant customers accounted for the following percentages of net revenues:

                                                                                       FISCAL YEARS
                                                                                      ENDED MARCH 31,
                                                                           -------------------------------------
                                                                              1998         1997         1996
                                                                              -----        -----        -----
MascoTech................................................................          20%          22%          31%
Breed Technologies, Inc..................................................      --            < >10%          13%
Nagano Keiki Co., Ltd....................................................          12%          11%       < >10%
Robert Bosch GmbH........................................................          36%          22%          17%
EG&G/IC Sensors..........................................................       < >10%          20%          10%

LONG-LIVED ASSETS

    In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. FAS 121 was effective for the fiscal year ended March 31, 1997. The adoption of FAS 121 did not have a material impact on the Company's financial position or results of operations.

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

    The Company accounts for its employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123), which the Company adopted in fiscal 1997. Under FAS 123, companies may elect, but are not required, to use a

                       INTEGRATED SENSOR SOLUTIONS, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) fair value methodology to recognize compensation expense for all stock-based awards. In 1997, the Company implemented the disclosure-only provisions of FAS 123 (see Note 7).

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME (FAS No. 130) and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (FAS No.
131). FAS No. 130 establishes rules for reporting and displaying comprehensive income. FAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company does not believe that the adoption of either FAS No. 130 or FAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position.

2. ISS-NAGANO GMBH

    In July 1993, the Company organized a German entity, ISS-Nagano GmbH, in which ISS retained a 79% interest. In December 1994, Nagano Keiki Company, Ltd. purchased 34% of ISS-Nagano GmbH for approximately $1,290,000 (2,000,000 Deutsche Marks). As a result of this transaction, the entity was renamed ISS-Nagano GmbH, and the Company's ownership interest therein was reduced to 52%. Under the terms of the purchase arrangement, the related party was obligated to pay for the stock in four installments of 500,000 Deutsche Marks each. The sale has resulted in ISS recognizing a gain of approximately $172,000, and $235,000 in fiscal 1997, and 1996, respectively, which is included in other income in the accompanying consolidated statement of operations. ISS-Nagano GmbH is engaged in the manufacturing and marketing of integrated sensor devices
(ISDs).

    In July 1997, the Company increased its ownership of ISS-Nagano GmbH by converting approximately $1.0 million in long-term intercompany indebtness owed by ISS-Nagano GmbH into an increased equity interest. Accordingly, the Company now owns 74% of the equity of ISS-Nagano. For periods subsequent to July 1997, 26% of ISS-Nagano's net income (loss) has been attributed to minority stockholders' interest.

    From fiscal 1994 through fiscal 1997, the Company received approximately $1,961,000 in research grants from two divisions of the German government as part of the organization of ISS-Nagano GmbH. The grants have been provided to support the research and development of ISS-Nagano GmbH and have been applied against its operating expenditures and fixed asset purchases. The subsidiary must maintain certain employment levels as part of the agreements and have restrictions related to the purchasing of fixed assets. Management believes the Company has maintained operations in compliance with the guidelines of the agreements. Penalties that may arise related to the restrictions would not have a material impact on the consolidated statement of operations.

    The Company received $189,000 and $45,000 in grant revenue for the fiscal years ended March 31, 1997 and 1996, respectively, as reimbursement for operating expenses incurred related primarily to

                       INTEGRATED SENSOR SOLUTIONS, INC.

2. ISS-NAGANO GMBH (CONTINUED)
research and development expenses. This grant revenue has been offset against research and development expenses for presentation in these financial statements.

                       INTEGRATED SENSOR SOLUTIONS, INC.

3. NOTES PAYABLE TO RELATED PARTIES

Notes payable consisted of the following at March 31, 1997:

  Promissory note with related party, subordinated to the bank line, bearing interest at 10% per annum; with principal and interest due and payable upon the earlier of an initial public offering by the Company or June 30, 1998 All principal and accumulated interest were repaid in March 1998................  $ 678,684

  Promissory note with related party, subordinated to the bank line, denominated in Yen, bearing interest at 10% per annum;
  with principal plus interest due on April 30, 1997. This note
  was repaid on May 30, 1997....................................    436,681

  Promissory notes with related party, subordinated to the bank line, bearing interest at 9.75% per annum; with principal due and payable on June 15, 1997. All principal and accumulated interest were converted to Series F Preferred Stock upon
  maturity of the note at $6.13 per share.......................    400,000
                                                                  ---------
                                                                  $1,515,365
                                                                  ---------
                                                                  ---------

4. LINE OF CREDIT/TERM LOAN

    The Company has a bank line of credit agreement that expires on August 21, 1998 and allows for the company to borrow the lesser of $2,000,000 or 75% of eligible accounts receivable. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.75% (9.25% at March 31, 1998) and are secured by the assets of the Company. As of March 31, 1998 and 1997, the Company had borrowings totalling $900,000 and $600,000 respectively under the line of credit. The Company also has a $500,000 term loan facility for equipment that bears interest at the bank's prime rate plus 1.50% (10.0% at March 31, 1998). As of March 31, 1998, the Company had borrowings of approximately $217,000 on its term loan which are included with capital leases on the balance sheet. These agreements require the Company to maintain certain financial covenants on a quarterly basis. At March 31, 1998, the Company was out of compliance with its profitability covenant and obtained a waiver through that date. The Company further believes that it will be in violation of this covenant in the quarter ending June 30, 1998. In June 1998, the Company repaid $500,000 under the line of credit.

5. CAPITAL LEASES

    At March 31, 1998 and 1997, equipment under capital leases amounted to $753,867, and $495,896, respectively. Lease terms ranged from three to five years. Accumulated amortization on these assets at March 31, 1998 and 1997 was $279,961, and $104,357, respectively. At March 31, 1998 approximately $283,000, remained available under the bank's term loan facility.

                       INTEGRATED SENSOR SOLUTIONS, INC.

5. CAPITAL LEASES (CONTINUED)
    The following is a schedule of future minimum fiscal lease payments under capital leases:

                                                                                MARCH 31, 1998
                                                                                --------------
1999..........................................................................    $  263,139
2000..........................................................................       174,500
2001..........................................................................        90,624
2002..........................................................................        34,545
                                                                                --------------
Total minimum lease payments..................................................       562,808
Amount representing interest..................................................        96,154
                                                                                --------------
                                                                                     466,654
Less current portion..........................................................       358,158
                                                                                --------------
                                                                                  $  108,496
                                                                                --------------
                                                                                --------------

6. COMMITMENTS

    The Company has facility operating leases that expire through fiscal 2009. Future fiscal minimum lease and maintenance payments including the Company's new lease obligation entered in Germany in May 1998 are as follows:

                                                                                MARCH 31, 1998
                                                                                --------------
1999..........................................................................   $    371,851
2000..........................................................................        473,302
2001..........................................................................        327,272
2002..........................................................................        290,517
2003..........................................................................        290,517
Thereafter....................................................................      1,718,890
                                                                                --------------
                                                                                 $  3,472,349
                                                                                --------------
                                                                                --------------

    Total rent expense for the years ended March 31, 1998, 1997 and 1996 was approximately $277,000, $246,000 and $261,000, respectively.

    As of March 31, 1998 the Company had outstanding noncancelable purchase orders of approximately $2,700,000, primarily relating to inventory purchases.

    In addition, in June 1998 the Company committed approximately $3,600,000 to the set up of a manufacturing line for sensors related to the vehicle chassis control systems at the Company's German subsidiary.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

    On March 13, 1998, the Company completed its initial public offering of stock through the issuance of 2,500,000 shares of common stock at a price of $8.00 per share, resulting in net proceeds to the Company of $17,661,000. On April 8, 1998, the Company's underwriters exercised their over-allotment option in full by purchasing 375,000 shares at $8.00 per share resulting in net proceeds to the Company of $2,790,000.

                       INTEGRATED SENSOR SOLUTIONS, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)
PREFERRED STOCK

    The Company's Certificate of Incorporation authorizes 7,000,000 shares of preferred stock. The Board of Directors has the authority, without further action by the stockholders, to issue up to 7,000,000 shares of preferred stock in one or more series and determine or alter the designation, powers, preferences, privileges and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of common stock.

CONVERTIBLE PREFERRED STOCK

    Convertible Preferred Stock at March 31, 1997 is as follows:

                                                                                                        SHARES
                                                                                         AUTHORIZED   ISSUED AND
SERIES                                                                                     SHARES     OUTSTANDING
---------------------------------------------------------------------------------------  -----------  -----------
A......................................................................................     800,000      800,000
B......................................................................................     271,465      271,459
C......................................................................................     536,000      520,000
D......................................................................................     530,038      530,038
E......................................................................................     261,729      249,616
F......................................................................................     960,732      695,204
Undesignated...........................................................................     640,036           --
                                                                                         -----------  -----------
Total Stock............................................................................   4,000,000    3,066,317
                                                                                         -----------  -----------
                                                                                         -----------  -----------

    All shares of convertible preferred stock outstanding at March 31, 1997 or issued in fiscal 1998 were converted in connection with the Company's initial public offering in March 1998.

WARRANTS

    In connection with the issuance of Series C Preferred Stock, the Company granted warrants to purchase 16,326 shares of Series C Preferred Stock. The warrants are exercisable at $6.13 per share and have an expiration date of June 1, 2001. In connection with the issuance of Series F Preferred Stock, the Company granted warrants to purchase 68,978 shares of Series F Preferred Stock. During November 1997, these warrants were exercised. In connection with the Company's capital lease line, the Company issued warrants to purchase 30,000 shares of Series F Preferred Stock. The warrants are exercisable at $6.25 per share and have an expiration date of May 21, 2006. On August 22, 1997 in connection with the renewal of its line of credit, the Company issued warrants to purchase 12,240 shares of Series F Preferred Stock at an exercise price of $6.38 per share which expire on August 21, 2001. In addition, in connection with the Company's initial public offering, the Company agreed to issue warrants for up to 250,000 shares of Common Stock at a price of $9.60 per share expiring on March 13, 2003.

    The fair value of the warrants issued in conjunction with the Company's line of credit and capital lease line was immaterial.

    In connection with the Company's initial public offering all outstanding warrants to purchase preferred stock were converted into warrants to purchase an equivalent number of shares of common stock.

                       INTEGRATED SENSOR SOLUTIONS, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)
STOCK OPTION PLANS

    The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that are not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date, there is no compensation expense recognized.

    Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the minimum value method (as the Company was privately owned through March 13, 1998) with the following weighted average assumptions:

                                                               1998       1997       1996
                                                             ---------  ---------  ---------
Expected dividend yield....................................      0.00%      0.00%      0.00%
Risk-free interest rate....................................      5.96%      6.30%      5.96%
Weighted average expected life.............................    4 years    4 years    4 years

    Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying FAS 123 was not material to the Company's reported net loss in fiscal 1998, 1997 or 1996. Because FAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until fiscal 1999 and thereafter.

    During fiscal 1990, the Company adopted a stock option plan (the 1990 Plan) whereby a committee, as appointed by the Board of Directors, may grant incentive and nonstatutory stock options. The options granted under the 1990 Plan are exercisable, vest at the discretion of the committee, and expire no later than ten years from the date of grant. Such options may be granted at an exercise price of not less than 100% or 85% of fair market value as determined by the committee for incentive stock options and nonstatutory stock options, respectively.

    During fiscal 1997, the Company adopted a stock option plan (the 1997 Plan). The provisions of the 1997 Plan are similar to those of the 1990 Plan.

                       INTEGRATED SENSOR SOLUTIONS, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)

    Activity under the stock option plans is as follows:

                                                                                                      WEIGHTED
                                                                               RANGE OF EXERCISE       AVERAGE
                                       OPTIONS AVAILABLE                       PRICES PER SHARE       EXERCISE
                                           FOR GRANT       NUMBER OF SHARES   OUTSTANDING OPTIONS       PRICE
                                       -----------------   ----------------   -------------------   -------------
Balance at March 31, 1995............       560,770             518,983          $0.15-$1.125
  Options granted....................       (94,400)             94,400                                 $1.125
  Options exercised..................       --                 (103,400)                                $0.275
  Options canceled...................        65,283             (65,283)                                $0.825
                                           --------            --------                             -------------
Balance at March 31, 1996............       531,653             444,700                                 $0.95
  Authorized.........................       307,313             --                                      $--
  Options granted....................      (183,520)            183,520                                 $1.45
  Options exercised..................       --                 (109,767)                                $0.70
  Options canceled...................        44,036             (44,036)                                $1.05
                                           --------            --------                             -------------
Balance at March 31, 1997............       699,482             474,417                                 $1.20
  Options granted....................      (109,390)            109,390                                 $4.317
  Options exercised..................       --                 (102,706)                                $0.807
  Options canceled...................        13,017             (21,692)                                $3.248
                                           --------            --------                             -------------
Balance at March 31, 1998............       603,109             459,409                                 $1.911
                                           --------            --------                             -------------
                                           --------            --------                             -------------

    Outstanding and exercisable options presented by price range at March 31, 1998 are as follows:

                                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                  ---------------------------------------------------  ------------------------------
                                   NUMBER OF    WEIGHTED AVERAGE                        NUMBER OF
                                    OPTIONS      REMAINING LIFE     WEIGHTED AVERAGE     OPTIONS    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE           OUTSTANDING        (YEARS)         EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
--------------------------------  -----------  -------------------  -----------------  -----------  -----------------
$0.75-$1.125....................     286,819             2.07           $   1.119         204,378       $   1.116
$2.00...........................     135,000             3.80           $   2.000          33,475       $   2.000
$6.00-$8.00.....................      37,590             4.70           $   7.636             670       $   6.000
                                  -----------             ---              ------      -----------         ------
$0.75-$8.00.....................     459,409             2.79           $   1.911         238,523       $   1.254
                                  -----------             ---              ------      -----------         ------
                                  -----------             ---              ------      -----------         ------

    The weighted average fair value of grants made in fiscal 1998, 1997 and 1996 was $1.58, $0.30 and $0.25, respectively.

STOCK PURCHASE PLAN

    On August 8, 1997, the Company's Board of Directors approved an employee stock purchase plan. A total of 250,000 shares of the Company's common stock have been reserved for issuance under the Company's 1997 Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The initial offering period commenced on April 1, 1998.

                       INTEGRATED SENSOR SOLUTIONS, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)
DEFERRED COMPENSATION

    For certain options granted in late fiscal 1997 and the first half of fiscal 1998, the Company recognized as deferred compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate price of such options. The deemed value for accounting purposes represents the fair value at the date of grant. The compensation expense will be amortized ratably over the vesting period of the option.

SHARES RESERVED

    Common Stock reserved for future issuance was as follows:

                                                                                MARCH 31, 1998
                                                                                --------------
Stock purchase plan...........................................................        250,000
Stock option plans:
  Outstanding.................................................................        459,409
  Reserved for future grants..................................................        603,109
                                                                                --------------
                                                                                    1,062,518
Common Stock warrants.........................................................        308,566
                                                                                --------------
                                                                                    1,621,084
                                                                                --------------
                                                                                --------------

8. INCOME TAXES

    Due to the Company's loss position, there was no provision for income taxes for fiscal 1998, 1997, or 1996.

    Deferred income taxes reflect the net tax effects of operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                           MARCH 31,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------  -------------
Deferred tax assets:
  Net operating loss carryforwards..............................  $   2,936,000  $   2,630,000
  Research credit carryforwards.................................        233,000        159,000
  Capitalized research costs....................................        175,000        236,000
  Other temporary differences...................................        125,000          7,000
                                                                  -------------  -------------
Total deferred tax assets.......................................      3,469,000      3,032,000
Valuation allowance for deferred tax assets.....................     (3,469,000)    (3,032,000)
                                                                  -------------  -------------
Net deferred tax assets.........................................  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

    The change in the valuation allowance was a net increase of $437,000, $1,257,000 and $85,000 for fiscal 1998, 1997, and 1996, respectively.

                       INTEGRATED SENSOR SOLUTIONS, INC.

8. INCOME TAXES (CONTINUED)
    For federal tax purposes at March 31, 1998, the Company has net operating loss and research and development credit carryforwards of approximately $7,600,000 and $162,000, respectively, which will expire in the fiscal years 2005 through 2013. For California tax purposes at March 31, 1998, the Company has net operating loss and research and development credit carryforwards of approximately $2,000,000 and $108,000, respectively, which will expire in the fiscal years 1999 through 2003. The Company also has at March 31, 1998 net operating loss carryforwards of approximately $523,000 in its German subsidiary.

    Utilization of the federal net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

9. RELATED PARTY TRANSACTIONS

    During the years ended March 31, 1998, 1997 and 1996 the Company made sales of approximately $0, $181,000, and $1,233,000 respectively, to a related party of which none is included in the accounts receivable balance at March 31, 1997, and 1998, respectively.

    In addition, at March 31, 1998, and 1997, the accounts payable balance includes approximately $138,000, and $304,000 due to a related party on purchases of $375,000, $2,323,000 and $2,005,000 respectively, during the years ended March 31, 1998, 1997 and 1996. Included in the notes payable balance at March 31, 1997 is approximately $679,000, due the related party. All accrued interest and principal was paid in full to the related party in March 1998.

    During the years ended March 31, 1998, 1997 and 1996, the Company made sales of approximately $1,766,000, $1,119,000, and $692,000, respectively, to another related party of which approximately $802,000, and $709,000 is included in the accounts receivable balance at March 31, 1998 and March 31, 1997, respectively. Included in the accounts payable balance at March 31, 1998 and 1997, is approximately $988,000, and $381,000, respectively, due to the related party. The Company purchased $2,136,000, $630,000, and $376,000 of materials from the related party in fiscal 1998, 1997 and 1996, respectively. In addition, included in the notes payable balance at March 31, 1997 is approximately $437,000 due the related party.

    During the years ended March 31, 1998, 1997 and 1996, the Company made sales of approximately $127,000, $206,000, $479,000, respectively, to another related party of which approximately none and $175,000 is included in the accounts receivable balance at March 31, 1998 and 1997, respectively. In addition, the Company had an accounts payable balance to this related party of approximately $19,000 at March 31, 1998.

                       INTEGRATED SENSOR SOLUTIONS, INC.

10. GEOGRAPHIC AND SEGMENT INFORMATION

    The Company operates in one business segment, which is to design, manufacture, and sell end-market specific integrated subsystems and perform nonrecurring engineering projects for the sensor control applications market. The following table summarizes the Company's operations in different geographic areas:

                                                                        YEAR ENDED MARCH 31, 1998
                                                        ---------------------------------------------------------
                                                                                     ADJUSTMENTS/
                                                        UNITED STATES    GERMANY     ELIMINATIONS   CONSOLIDATED
                                                        -------------  ------------  -------------  -------------
Sales to unaffiliated customers.......................  $   9,186,019  $  6,039,432  $    --        $  15,225,451
Transfers between geographic areas....................      1,639,217       593,523     (2,232,740)      --
                                                        -------------  ------------  -------------  -------------
Total net sales.......................................  $  10,825,236  $  6,632,955  $  (2,232,740) $  15,225,451
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------
Loss from operations..................................  $    (931,508) $   (208,585) $      26,350  $  (1,113,743)
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------
Identifiable assets...................................  $  25,699,712  $  5,011,562  $  (2,950,036) $  27,761,238
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------


                                                                        YEAR ENDED MARCH 31, 1997
                                                        ---------------------------------------------------------
                                                                                     ADJUSTMENTS/
                                                        UNITED STATES    GERMANY     ELIMINATIONS   CONSOLIDATED
                                                        -------------  ------------  -------------  -------------
Sales to unaffiliated customers.......................  $   7,685,002  $  2,619,077  $    --        $  10,304,079
Transfers between geographic areas....................      1,668,258       594,861     (2,263,119)      --
                                                        -------------  ------------  -------------  -------------
Total net sales.......................................  $   9,353,260  $  3,213,938  $  (2,263,119) $  10,304,079
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------
Loss from operations..................................  $  (1,921,330) $   (893,303) $    (102,828) $  (2,917,461)
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------
Identifiable assets...................................  $   9,169,204  $  2,290,287  $  (2,750,792) $   8,708,699
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------

                                                                        YEAR ENDED MARCH 31, 1996
                                                        ---------------------------------------------------------
                                                                                     ADJUSTMENTS/
                                                        UNITED STATES    GERMANY     ELIMINATIONS   CONSOLIDATED
                                                        -------------  ------------  -------------  -------------
Sales to unaffiliated customers.......................  $   6,921,837  $  1,408,253  $    --        $   8,330,090
Transfers between geographic areas....................        687,277       230,519       (917,796)      --
                                                        -------------  ------------  -------------  -------------
Total net sales.......................................  $   7,609,114  $  1,638,772  $    (917,796) $   8,330,090
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------
Loss from operations..................................  $    (633,708) $   (712,763) $     144,669  $  (1,201,802)
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------
Identifiable assets...................................  $   5,317,132  $  1,906,090  $  (1,536,347) $   5,686,875
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------

    Export revenues consisting of sales from the Company's U.S. operating subsidiary to nonaffiliated customers were as follows:

                                                                YEAR ENDED MARCH 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Canada..............................................  $    261,000  $    188,000  $    299,000
Japan and Korea.....................................     2,344,000     1,936,000     1,509,000
                                                      ------------  ------------  ------------
Total...............................................  $  2,605,000  $  2,124,000  $  1,808,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                       INTEGRATED SENSOR SOLUTIONS, INC.

11. LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share:

                                                                                  YEARS ENDED MARCH 31,
                                                                        ------------------------------------------
                                                                            1998           1997           1996
                                                                        -------------  -------------  ------------
Numerator for basic, diluted and pro forma:
  Net loss............................................................  $  (1,257,628) $  (2,628,845) $   (750,630)
                                                                        -------------  -------------  ------------
Denominator:
  Denominator for basic and diluted loss per share-weighted average
    common shares outstanding.........................................      1,748,195      1,275,535     1,074,984
                                                                        -------------  -------------  ------------
Conversion of weighted average preferred stock outstanding not
  included above (pro forma)..........................................      2,974,271      2,356,192
                                                                        -------------  -------------
Denominator for pro forma basic and diluted loss per share............      4,722,466      3,631,727
                                                                        -------------  -------------
                                                                        -------------  -------------
Basic and diluted loss per share......................................  $       (0.72) $       (2.06) $      (0.70)
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Pro forma basic and diluted loss per share............................  $       (0.27) $       (0.72)
                                                                        -------------  -------------
                                                                        -------------  -------------

    Securities (including options and warrants) that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table sets forth the executive officers of the Company as of March 31, 1998:

NAME                                                  AGE      POSITION
------------------------------------------------      ---      ---------------------------------------------------------
Manher D. Naik..................................          55   President, Chief Executive Officer and Chairman of the
                                                               Board of Directors
Donald E. Paulus................................          41   Chief Operating Officer
Ramesh Sirsi, Ph.D..............................          53   Executive Vice President, Marketing and Sales
David Satterfield...............................          45   Vice President, Finance and Administration

------------------------

    Manher D. Naik founded the Company in March 1989 and has served as President, Chief Executive Officer and Chairman of the Board of Directors since March 1989. From August 1979 through March 1989 Mr. Naik served as Vice President of Strategic Marketing of National Semiconductor Corporation, a semiconductor manufacturer. Mr. Naik received a BS in Mechanical Engineering from the Indian Institute of Technology, an MS degree in Industrial Engineering from Cornell University, and an MBA degree from Pepperdine University.

    Donald E. Paulus joined the Company as Vice President of Engineering Operations in December 1990 and currently serves as Chief Operating Officer. Prior to joining the Company, beginning in January 1989, Mr. Paulus served as Product Line Director at Sierra Semiconductor Corporation, now known as PMC-Sierra, Inc., a company specializing in mixed signal integrated circuits. From December 1984 to January 1989, Mr. Paulus served as a Design Manager with Honeywell Inc.'s Solid State Electronics Division. From June 1979 to December 1984, Mr. Paulus served as a Member of the Technical Staff and as an Engineering Supervisor at AT&T Bell Laboratories. Mr. Paulus received a BSEE degree from Lehigh University, an MSEE degree from Stanford University and an MBA from the University of Colorado.

    Ramesh Sirsi, Ph.D. joined the Company in September 1994 and has served as Executive Vice President, Marketing and Sales since September 1994. Prior to joining the Company, beginning in March 1989, Dr. Sirsi served as Director of Marketing at Siemens Components, Inc., an electronic component manufacturer. From October 1984 to July 1988, Dr. Sirsi served as a Product Line Director at Honeywell Inc. From January 1978 to October 1984, Dr. Sirsi served as Director of Telecommunications IC product development at Harris Corporation. From June 1973 to December 1977, he was employed by Bell Northern Research as a Member of the Technical Staff. Dr. Sirsi received his BSEE degree from Bangalore University and his MSEE and Ph.D. degrees from Carleton University.

    David Satterfield joined the Company in April 1994 and has served as Vice President, Finance and Administration and Secretary since April 1994. Prior to joining the Company, beginning in June 1992, Mr. Satterfield served as Corporate Controller of Austek Microsystems Limited, Inc., a semiconductor manufacturer. From April 1991 to June 1992, Mr. Satterfield served as Corporate Controller of Free-Flow Packaging Corporation, a packaging company. From June 1985 to April 1991, Mr. Satterfield served as Corporate Controller of Micro Power Systems, Inc., a semiconductor manufacturer. Mr. Satterfield holds a BS degree in accounting from San Jose State University.

    The information regarding directors required by this item is incorporated by reference into information set forth in the 1998 Proxy Statement under the heading "Directors, Executive Officers, Promoters, and Control Persons."

    The information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the 1998 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated by reference to the information set forth in the 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the 1998 Proxy Statement under the caption "Principal Stockholders and Share Ownership by Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth in the 1998 Proxy Statement under the caption "Certain Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT                                                                                              SEQUENTIALLY
   NO.                                            DESCRIPTION                                         NUMBERED PAGE
----------  ----------------------------------------------------------------------------------------  -------------
   3.1*     Certificate of Incorporation of Registrant.

   3.2**    Bylaws of Registrant.

   4.1*     Restated Registration Rights Agreement.

  10.1*     1989 Stock Option Plan and form of option agreement thereunder.

  10.2*     1997 Stock Option Plan and form of option agreement thereunder.

  10.3      1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.

  10.4**    Form of Indemnity Agreement for Officers and Directors.

  10.5+**   Development Agreement between ISS-GmbH and Robert Bosch GmbH dated May 25, 1995.

  10.6+**   Development Agreement among ISS-Nagano GmbH, Integrated Sensor Solutions, Inc. and
              Robert Bosch GmbH dated May 17, 1996.

  10.7+**   Supply Agreement between Integrated Sensor Solutions, Inc. ISS-Nagano GmbH and Robert
              Bosch GmbH dated November 18, 1996.

  10.8**    Lease between Montague Oaks Associates Phase III and Integrated Sensor Solutions, Inc.
              dated June 2, 1994, as amended.

  10.9**    Continuous Sales and Purchase Agreement by and between Nagano Keiki Seisakusho, Ltd. and
              Integrated Sensor Solutions, Inc. dated December 1, 1996.

  10.10**   Continuous Sales and Purchase Agreement by and between Nagano Keiki Seisakusho, Ltd. and
              Integrated Sensor Solutions, Inc. dated June 1, 1997.

  10.11**   Security Agreement by and between Integrated Sensor Solutions, Inc. and Silicon Systems,
              Inc. dated December 1, 1995.

 EXHIBIT                                                                                              SEQUENTIALLY
   NO.                                            DESCRIPTION                                         NUMBERED PAGE
----------  ----------------------------------------------------------------------------------------  -------------
  10.12**   Credit Agreement between Integrated Sensor Solutions, Inc. and Silicon Systems, Inc.
              dated December 1, 1995.

  10.13**   Loan and Security Agreement by and between Silicon Valley Bank and Integrated Sensor
              Solutions, Inc. dated July 10, 1996, as amended.

  10.14**   Lease Agreement between Geschaftsraum-Mietvertrag and ISS-Integrated Sensor Solutions
              GmbH dated September 12, 1994.

  10.15*    Agreement relating to change in equity ownership of ISS-Nagano GmbH dated July 30, 1997.

  21.1**    List of Subsidiaries of the Registrant.

  23.1      Consent of Ernst & Young LLP, Independent Auditors

  24.1**    Power of Attorney (see page II-5).

  27.1      Financial Data Schedule.

------------------------

* Filed as an exhibit to Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-41351) on February 5, 1998.

** Filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-41351) on December 2, 1997.

+ Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to orders for confidential treatment under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTEGRATED SENSOR SOLUTIONS, INC.

                                By:  /s/ MANHER NAIK
                                     -----------------------------------------
                                     Manher Naik
                                     CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                     OFFICER
                                     (PRINCIPAL EXECUTIVE OFFICER)

                                Date:  July 14, 1998

                               POWER OF ATTORNEY

    Know all persons by these presents, that each person whose signature appears below constitutes and appoints Manher Naik and David Satterfield his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, to be done in connection therewith, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute may do or cause to be done by virtue hereof.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MANHER NAIK                 Chairman, President and        July 14, 1998
------------------------------    Chief Executive Officer
Manher Naik

/s/ DAVID SATTERFIELD           Vice President Finance &       July 14, 1998
------------------------------    Administration
David Satterfield                 (Principal Financial and
                                  Accounting Officer)

/s/ SHIGERU MIYASHITA           Director                       July 14, 1998
------------------------------
Shigeru Miyashita

/s/ GERALD F. TAYLOR            Director                       July 14, 1998
------------------------------
Gerald F. Taylor

/s/ VINOD K. SOOD               Director                       July 14, 1998
------------------------------
Vinod K. Sood

/s/ Y.S. FU                     Director                       July 14, 1998
------------------------------
Y.S. Fu

/s/ STUART D. BOYD              Director                       July 14, 1998
------------------------------
Stuart D. Boyd