Form 10QSB
period 1998-06-30
INTEGRATED SENSOR SOLUTIONS INC
filed 1998-08-14
CIK 929846

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                            ---------------------

                                 FORM 10-QSB

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

     or


[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from       to
                                                        -------   -------

                       Commission File Number 0-23841
                       ------------------------------

                      INTEGRATED SENSOR SOLUTIONS, INC.
         (Exact name of registrant as specified in its charter)


           DELAWARE                                  77-0212047
(State or other jurisdiction of                  (I.R.S. Employer
Incorporation or organization)                   Identification No.)


            625 River Oaks Parkway, San Jose, California 95134
         (Address of principal executive offices)     (Zip code)
                             (408) 324-1044
           (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of Exchange on which registered
      -------------------         ------------------------------------

             None                               None




         Securities registered pursuant to Section 12(g) of the Act:



                       Common Stock, $.001 par value
                              (Title of Class)
                        ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [x]      NO [  ]

Outstanding shares of registrant's common stock, $.001 par value, as of August 7, 1998: 7,597,028

This Report on Form 10-QSB includes 21 pages with the Index to Exhibits located on page 18.

                    INTEGRATED SENSOR SOLUTIONS, INC.

                         REPORT ON FORM 10-QSB
                     FOR QUARTER ENDED JUNE 30, 1998
                           TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets - June 30, 1998
             and March 31, 1998 ....................................   3

           Condensed Consolidated Statements of Operations - Three
             Months Ended June 30, 1998 and 1997 ...................   4

           Condensed Consolidated Statements of Cash Flows - Three
             Months Ended June 30, 1998 and 1997 ...................   5

           Notes to Condensed Consolidated Financial Statements ....   6


   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...................  10


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings .......................................  18

   Item 5. Other Information .......................................  18

   Item 6. Exhibits and Reports on Form 8-K ........................  18

           Signatures ..............................................  19

                                       2

ITEM 1.  FINANCIAL STATEMENTS

                      INTEGRATED SENSOR SOLUTIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                                     June 30,     March 31,
                                                       1998        1998 (1)
                                                    ----------   ---------
                                                   (Unaudited)

ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                        $   6,954    $  17,610
  Short-term investments                               9,006           --
  Accounts receivable, net                             2,821        3,720
  Accounts receivable from related parties             1,719          802
  Inventories                                          3,638        3,120
  Prepaid expenses and other current assets              559          255
                                                   ---------    ---------
    Total current assets                              24,697       25,507

PROPERTY AND EQUIPMENT, NET                            2,612        2,254
                                                   ---------    ---------
TOTAL ASSETS                                       $  27,309    $  27,761
                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Line of credit                                   $    400     $     900
  Accounts payable-trade                              1,611         3,279
  Accounts payable to related parties                   557         1,144
  Current portion of capital lease obligations          365           358
  Other current liabilities                             643           659
                                                   --------     ---------
    Total current liabilities                         3,576         6,340

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS          152           108
MINORITY INTEREST IN SUBSIDIARY                          61            78

STOCKHOLDERS' EQUITY:

  Noncumulative convertible preferred stock              --            --
  Common stock                                            8             7
  Additional paid-in capital                         33,808        31,064
  Accumulated deficit                               (10,012)       (9,429)
  Cumulative translation adjustment                      55           (32)
  Deferred compensation                                (339)         (375)
                                                   --------     ---------
    Total stockholders' equity                       23,520        21,235
                                                   --------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 27,309     $  27,761
                                                   ========     =========


(1) Derived from the March 31, 1998 audited balance sheet included in the 1998 Annual Report on Form 10-KSB of Integrated Sensor Solutions, Inc.


          See notes to condensed consolidated financial statements.

                      INTEGRATED SENSOR SOLUTIONS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)


                                                     Three Months Ended
                                                           June 30,
                                                  ------------------------
                                                     1998           1997
                                                  ---------       --------

REVENUES:

  Product revenue                                  $  4,360       $  2,553
  Contract revenue                                      504            948
                                                   --------       --------
    Total revenues (related party revenues of
      $1,595, and $400 for 1998 and 1997,
       respectively)                                  4,864          3,501
                                                   --------       --------

COST OF REVENUES:

  Cost of product revenue                             3,353          1,848
  Cost of contract revenue                              592            689
                                                   --------       --------

    Total cost of revenues                            3,945          2,537
                                                   --------       --------

GROSS PROFIT                                            919            964
                                                   --------       --------

OPERATING EXPENSES:


  Research and development                           1,024             355
  Sales, general, and administrative                   631             438
                                                  --------        --------
  Total operating expenses                           1,655             793
                                                  --------        --------

    INCOME (LOSS) FROM OPERATIONS                     (736)            171

INTEREST EXPENSE                                       (45)            (54)
INTEREST INCOME                                        211               -
OTHER INCOME (EXPENSE)                                 (30)              4
MINORITY INTEREST IN NET (INCOME)
  LOSS OF CONSOLIDATED SUBSIDARY                        17             (30)
                                                  --------        --------

NET INCOME (LOSS)                                 $   (583)       $     91
                                                  ========        ========

Basic and diluted net income (loss) per share
  (pro forma for 1997)                            $  (0.08)       $   0.02
                                                  ========        ========

Shares used in computing basic net income (loss)
  per share (pro forma for 1997)                     7,559           4,496
                                                  ========        ========

Shares used in computing diluted net income (loss)
  per share (pro forma for 1997)                     7,559           4,802
                                                  ========        ========

         See notes to condensed consolidated financial statements.


                       INTEGRATED SENSOR SOLUTIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)


                                                      Three Months Ended
                                                            June 30,
                                                  --------------------------

                                                      1998          1997
                                                  ------------  ------------

Operating activities
Net loss                                            $    (583)    $      91
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                         280           206
    Amortization of deferred compensation                  36            26
    Minority interest in net income (loss) of
      Subsidiary                                           17           (30)
    Foreign currency (gains) losses                       (12)           (4)
    Gain on sale of interest in joint venture              --          (172)
    Changes in operating assets and liabilities:
      Accounts receivable, net                            (18)         (513)
      Inventories                                        (518)         (262)
      Prepaid expenses                                   (304)          (37)
      Accounts payable                                 (2,255)         (562)
      Accrued payroll and related expenses                (14)           (8)
      Other accrued liabilities                            (2)          (85)
                                                    ---------     ---------
Net cash used in operating activities                  (3,373)       (1,350)

Investing activities
Purchases of short-term investments                    (9,006)           --
Purchase of property and equipment                       (487)         (247)
                                                    ---------     ---------
Net cash provided by (used in) investing activities    (9,493)         (247)

Financing activities
Payments on line of credit                               (500)           --
Payments of principal on notes payable                     --          (436)
Payments of principal on capital lease obligations        (35)          (27)
Issuance of convertible preferred stock, net of
  issuance costs                                           --           430
Net proceeds from issuance of common stock              2,745            --
                                                    ---------     ---------
Net cash provided by (used in) financing activities     2,210           (33)
                                                    ---------     ---------

Decrease in cash and cash equivalents                 (10,656)       (1,630)
Cash and cash equivalents at beginning of period       17,610         2,059
                                                    ---------     ---------
Cash and cash equivalents at end of period          $   6,954     $     429
                                                    =========     =========
Supplemental disclosure of cash flow information
Interest paid                                       $      45     $      54
                                                    =========     =========
Schedule of noncash financing activities
Equipment acquired under capital leases             $      86     $      23
                                                    =========     =========
Accounts payable converted to capital leases        $      79     $      --
                                                    =========     =========
Issuance of preferred stock for payment of notes
  payable                                           $      --     $     400
                                                    =========     =========

Issuance of preferred stock for payment of interest
  on notes payable                                  $      --     $      29
                                                    =========     =========


           See notes to condensed consolidated financial statements

                     INTEGRATED SENSOR SOLUTIONS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.     SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information

     The accompanying condensed consolidated financial statements of Integrated Sensor Solutions, Inc. and its majority-owned subsidiary ("ISS" or the "Company") as of June 30, 1998 and for the three months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

Net Income (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In February 1998 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98, Earnings Per Share. Staff Accounting Bulletin No. 98 affected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering. Earnings per share amounts presented have been restated to conform to requirements of Statement No. 128 and Staff Accounting Bulletin No. 98.

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

     Significant customers accounted for the following percentages of revenues:

                                                       Three Months
                                                       Ended June 30,
                                                --------------------------
                                                   1998            1997
                                                -----------     ----------
     Robert Bosch GmbH                               35 %           37 %
     Nagano Keiki Co., Ltd.                          32 %           11 %
     Echlin Corporation                              17 %           -- %
     MascoTech                                       -- %           19 %
     EG&G/IC Sensors                                 -- %           13 %

                                       6

                     INTEGRATED SENSOR SOLUTIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

2. INVENTORIES

     Inventories consist of the following (in thousands):

                                                     June 30,     March 31,
                                                       1998         1998
                                                    -----------  -----------
         Finished goods                              $    385      $    310
         Work-in-process                                1,089         1,166
         Raw materials                                  2,164         1,644
                                                     --------      --------
                                                     $  3,638      $  3,120
                                                     ========      ========

3. LINE OF CREDIT/TERM LOAN

     The Company has a bank line of credit agreement that expires on August 21, 1998. The line, which is currently in the process of being renewed, allows the Company to borrow the lesser of $2,000,000 or 75% of eligible accounts receivable. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.75% (9.25% at June 30, 1998) and are secured by the assets of the Company. As of June 30 and March 31, 1998, the Company had borrowings outstanding totaling $400,000 and $900,000, respectively, under the line of credit. The Company also has a $500,000 term loan facility for equipment that bears interest at the bank's prime rate plus 1.50% (10.0% at June 30, 1998). As of June 30, 1998, the Company had borrowings of approximately $296,000 on its term loan which are included with capital leases on the balance sheet. These agreements require the Company to maintain certain financial covenants on a quarterly basis. At June 30, 1998, the Company was out of compliance with its profitability covenant and has obtained a waiver through that date.


4. COMPREHENSIVE INCOME

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three months ended June 30, 1998 and 1997, comprehensive income, which was comprised of the Company's net income (loss) for the periods and cumulative translation adjustment, was approximately ($496,000) and $251,000, respectively.


5.     GEOGRAPHIC AND SEGMENT INFORMATION

     The Company operates in one business segment, which is to design, manufacture, and sell end-market specific integrated subsystems and perform nonrecurring engineering projects for the sensor control applications market. The following table summarizes the Company's operations in different geographic areas (in thousands):

                                       Three Months ended June 30, 1998
                            --------------------------------------------------
                                                    Adjustments/
                            United States  Germany  Eliminations  Consolidated
                            -------------  -------  ------------  ------------
Revenues to unaffiliated
  Customers                   $   2,774   $  2,090    $    --      $    4,864
Transfers between geographic
  areas                             665        328         (993)           --
                              ---------   --------    ---------    ----------
Total revenues                $   3,439   $  2,418    $    (993)   $    4,864
                              =========   ========    =========    ==========
Loss from operations          $    (713)  $    (22)   $      (1)   $     (736)
                              =========   ========    =========    ==========
Identifiable assets           $  27,018   $  4,909    $  (4,618)   $   27,309
                              =========   ========    =========    ==========

                                       7

                       INTEGRATED SENSOR SOLUTIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                    Three Months ended June 30, 1997
                            --------------------------------------------------
                                                    Adjustments/
                            United States  Germany  Eliminations  Consolidated
                            -------------  -------  ------------  ------------
Revenues to unaffiliated
  Customers                   $   2,510    $   991     $     --    $   3,501
Transfers between geographic
  Areas                             241        179         (420)          --
                              ---------    -------     --------    ---------
Total revenues                $   2,751    $ 1,170     $   (420)   $   3,501
                              =========    =======     ========    =========
Income from operations        $      84    $    63     $     24    $     171
                              =========    =======     ========    =========
Identifiable assets           $   8,385    $ 3,195     $ (3,072)   $   8,508
                              =========    =======     ========    =========


     Export revenues consisting of sales from the Company's U.S. operations to nonaffiliated customers were as follows (in thousands):


                                                       Three Months
                                                       Ended June 30,
                                                 ------------------------
                                                     1998         1997
                                                 -----------  -----------
Canada                                             $    73      $   196
Japan and Korea                                      1,625          458
                                                   -------      -------
Total                                              $ 1,698      $   654
                                                   =======      =======


6.     STOCKHOLDERS' EQUITY
     On March 13, 1998, the Company completed its initial public offering of stock through the issuance of 2,500,000 shares of common stock at a price of $8.00 per share, resulting in net proceeds to the Company of $17,661,000. On April 8, 1998, the Company's underwriters exercised their over-allotment option in full by purchasing 375,000 shares at $8.00 per share resulting in net proceeds to the Company of $2,790,000.


7.     NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):


                                               Three Months Ended June 30,
                                               ---------------------------
                                                   1998           1997
                                               ------------   ------------
Numerator for basic and diluted:
  Net income (loss)                             $    (583)      $      91
                                                =========       =========
Denominator:
  Weighted average common shares outstanding        7,559           3,090
  Conversion of weighted average preferred
    stock outstanding (pro forma)                      --           1,406
                                                ---------       ---------
Denominator for basic net income (loss) per
  share (pro forma for 1997)                        7,559           4,496
                                                =========       =========

Effective dilutive securities:
  Employee stock options                               --             306
                                                =========       =========
Denominator for diluted net income (loss)
  per share                                     $   7,559       $   4,802
                                                =========       =========

Basic and diluted net income (loss) per share
  (pro forma for 1997)                          $   (0.08)      $    0.02
                                                =========       =========

                      INTEGRATED SENSOR SOLUTIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


     Options to purchase 549,710 shares of common stock at prices ranging from $1.125 to $8.313 were outstanding as of June 30, 1998, but were not included in the computation of diluted earnings (loss) per share for the three months ended June 30, 1998 because to do so would have been anti-dilutive.
Securities (including options and warrants) that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS for the three months ended June 30, 1998 because to do so would have been antidilutive for the period presented.

     Pro forma net loss per share has been computed as described in Note 1 above and also gives effect even if antidilutive to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 and elsewhere in this Form 10-QSB that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

     ISS designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company was incorporated in March 1989 and was principally engaged in research and development through fiscal 1993. In fiscal 1991, the Company shipped its first product; an application specific integrated circuit ("ASIC") designed for use with a very low-pressure sensor used in industrial flow measurements. In fiscal 1992, the Company introduced its first integrated sensor device ("ISD"), an aftermarket product for manifold absolute pressure ("MAP") sensor applications for General Motors automobile engines. The Company subsequently developed and introduced a variety of other ASICs and ISDs. Principally as a result of an increase in product sales, the Company's total revenues have increased to $4.9 million for the three months ended June 30, 1998 from approximately $3.5 million for the comparable period in 1997. The Company has experienced operating losses in each year since its inception and had an accumulated deficit of $10.0 million as of June 30, 1998.


Results of Operations

     The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                                       Three Months Ended
                                                            June 30,
                                                    ------------------------
                                                        1998        1997
                                                    -----------  -----------
Revenues:
  Product revenues                                      89.6%        72.9%
  Contract revenues                                     10.4         27.1
                                                     -------      -------
    Total revenues                                     100.0        100.0
                                                     -------      -------
Cost of revenues:
  Cost of product revenue                               68.9         52.8
  Cost of contract revenue                              12.2         19.7
                                                     -------      -------
    Total cost of revenues                              81.1         72.5
                                                     -------      -------
  Gross profit                                          18.9         27.5
                                                     -------      -------
Operating expenses:
  Research and development                              21.0         10.1
  Sales, general and administration                     13.0         12.5
                                                     -------      -------
    Total operating expenses                            34.0         22.6
                                                     -------      -------
Income (loss) from operations                          (15.1)         4.9
Interest expense                                        (0.9)        (1.5)
Interest income                                          4.3           --
Other Income (expense)                                  (0.6)         0.1
Minority interest in net (income) loss of ISS-Nagano     0.3        ( 0.9)
                                                     -------      -------
Net income (loss)                                      (12.0)%        2.6%
                                                     =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of Three Months Ended June 30, 1998 and 1997

Revenues

     The Company derives its revenues from sales of ASICs and ISDs and from fees earned under product development contracts. The Company recognizes revenues from product sales upon shipment. Contract revenues are recognized only when applicable customer milestones, including deliverables, have been met, but not in excess of the amount that would be recognized using the percentage of completion method.

     Product Revenues: Product revenues were $4.4 million for the three months ended June 30, 1998, an increase of $1.8 million or 70.8% over the $2.6 million for three months ended June 30, 1997. This increase reflects
growth in the Company's product offerings.   The Company's two product lines,
ASICs and ISDs, grew with increased shipments of the Company's SCA2095 ASIC, primarily used in the gasoline direct injection system, the SCA2235 ASIC, used in the industrial gas metering system, and the HVP ISD produced at the Company's German operations for use in the common rail diesel fuel injections system.

     Contract Revenues: Contract revenue decreased to $504,000 for the three months ended June 30, 1998 from $948,000 for the comparable period in 1997 primarily due to the fewer number of milestones completed during the three months ended June 30, 1988 compared to the same period in 1997. Contract revenues as a percentage of total revenue decrease from 27.1% to 10.4%. The Company expects contract revenues will continue to decrease as a percentage of total revenues.

     International revenues (export revenues and revenues of the Company's majority-owned subsidiary, ISS-Nagano GmbH, ("ISS-Nagano")) for the three months ended June 30, 1998 were $3.8 million, an increase of $2.1 million or 130% growth over the three months ended June 30, 1997. As a percentage of total revenues, international sales increased from 47.0% to 77.9% for the three months ended June 30, 1998. This increase was primarily the result of
increased sales of media compatible ISDs in Germany.   All of the Company's
sales in Europe are denominated in Deutsche Marks. Accordingly, a portion of the Company's international revenues is subject to foreign currency fluctuation risks.

Cost of Revenues

     Cost of Product Revenue: The Company's product gross margin decreased 4.5% to 23.1% for the three months ended June 30, 1998 from 27.6% for three months ended June 30, 1997. The Company experienced yield problems associated with the production ramp of its HVP media-compatible ISDs, which materially affected gross margin and operating results during the quarter ended June 30, 1998.

     Cost of Contract Revenue: Cost of contract revenue was $592,000 for the three months ended June 30, 1998. This represents a $97,000 decrease from the three months ended June 30, 1997. This decrease was primarily a result of lower contract costs associated with fewer contracts in the three month period ending June 30, 1998 compared to the three months ended June 30, 1997. Expenses related to contracts are recorded as incurred, while recognition of revenues occurs when contractual milestones are reached. The Company does not anticipate that gross margin on contract revenues will grow or even remain positive in future periods.


Operating Expenses

     Research and Development: Research and development expense consists primarily of personnel expenses, including salary and benefits, and other product development related engineering expenses not associated with contract revenue. Research and development expenses were $1.0 million and $355,000 for the three months ended June 30, 1998 and 1997, respectively. This higher level of expenses reflects an overall increase in resources at the Company's German operations and in its ASIC product test development department to support future production. Research and development expenses as a percentage of revenues increased 10.9% to 21.1% for the three months ended June 30, 1998. The Company expects research and development expenses to increase in absolute dollars but decrease as a percentage of increasing revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Sales, General and Administrative: Sales, general and administrative expense consists primarily of personnel expenses, including salary and benefits, and professional fees. Sales, general and administrative expenses were $631,000 and $438,000 for the three months ended June 30, 1998 and 1997 respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of operating as a public company. Sales, general and administrative expense as a percentage of revenue increased to 13.0% for the three months ended June 30, 1998 from 12.5% in the year earlier period as a result of the increased expenditure level. The Company expects sales, general and administrative expenses to increase in dollars amount, reflecting growth in operations and costs associated with being a public entity, but to decline as a percentage of revenue.

Interest Expense

     Interest expense decreased from $54,000 for the three months ended June 30, 1997 to $45,000 for the three months ended June 30, 1998 due to lower average borrowings resulting from the conversion and repayment of debt.

Interest Income

     Interest income was $211,000 for the three months ended June 30, 1998. This was primarily the result of higher cash balances resulting from the Company's initial public offering in March of 1998. There was no interest income during the three months ended June 30, 1997.

Other Income (Expense)

     Other income (expense) decreased from $4,000 income for the three months ended June 30, 1997 to $30,000 expense for the three months ended June 30, 1998.

Minority Interest in Net (Income) Loss of ISS-Nagano

     Minority interest in net loss of ISS-Nagano for the three months ended June 30, 1998 was $17,000 compared to $30,000 of minority interest in net income of ISS-Nagano for three months ended June 30, 1998 due to the net loss of ISS-Nagano for the quarter ended June 30, 1998.


Liquidity and Capital Resources

     Since inception, the Company has financed its operations principally through sales of equity securities, product revenues and contract revenues. At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $17.6 million and working capital of $21.1 million. The
Company also had available a $2.0 million bank line of credit agreement secured by the assets of the Company that permits borrowings of the lesser of $2.0 million or 75% of eligible accounts receivable for each of these periods. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.75%. At June 30, 1998, the Company also had available a $500,000 term loan facility for capital equipment that bears interest at the bank's prime rate plus 1.5%. The bank line of credit agreement and term loan facility have an expiration date of August 21, 1998 and are currently in the process of being renewed. At June 30, 1998, the Company had outstanding borrowings of $400,000 under the line of credit agreement and $517,057 under various capital equipment lease financing arrangements. At
June 30, 1998, the Company was out of compliance with its profitability covenant and obtained a waiver through that date.


     Net cash used in operating activities was $3.4 million and $1.4 million in three months ended June 30, 1998 and 1997, respectively. For the three months ended June 30, 1998, net cash used in operations was primarily attributable to a decrease in accounts payable, an increase in inventory levels in anticipation of higher sales demand and the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Company's net loss. For three months ended June 30, 1997, net cash used in operations was primarily attributable to an increase in accounts receivable and an increase in inventory levels.

     Net cash used in investing activities was $9.5 million, and $247,000 in three months ended June 30, 1998 and 1997, respectively. Cash used in investing activities for the three months ended June 30, 1998 was primarily related to the Company's purchase of $9.0 million in short-term investments. Cash used in investing activities for the three months ended June 30, 1997 was entirely due to the purchase of equipment.

     Net cash provided by financing activities was $2.2 million for the three months ended June 30, 1998. Cash provided by financing activities was primarily due to the sale of common stock upon exercise of the over allotment option held by the underwriters of the Company's initial public offering. The Company also repaid $500,000 outstanding under its line of credit during the three months ended June 30, 1998. For the three months ended June 30, 1997 the Company repaid $436,000 in notes payable and converted $429,000 to convertible preferred stock.

     In June 1998, the Company committed approximately $3.6 million to the set up of a manufacturing line for ISDs related to the vehicle chassis control systems at ISS-Nagano.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high degree of risk. The Company expects that, in the future, cash in excess of current requirements will be invested in short-term, investment grade, interest-bearing securities.

     The Company plans to finance its working capital and other capital resource needs with its current cash and cash equivalents, and cash generated from future operations, if any. The Company believes that these resources will be sufficient to satisfy its working capital and other capital needs for at least the next 24 months.


Factors That May Affect Operating Results

     The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include but are not limited to: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; and statements regarding future expenditures. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. In addition to the other information in this Form 10-QSB, the following factors should be considered carefully in evaluating the Company and its business.

     Limited Profitability; History of Operating Losses. The Company was founded in 1989 and commenced shipments of its initial product in 1990. The Company did not achieve profitability on a quarterly basis until the quarter ended June 30, 1997 and has never achieved profitability on an annual basis. There can be no assurance that the Company will be profitable in the future on a quarterly basis or that it will achieve profitability on an annual basis. As of June 30, 1998, the Company had an accumulated deficit of approximately $10.0 million.

     Dependence on Customer Specific Products; Lengthy Sales and Development Cycle. A substantial portion of the Company's products is designed to address the specific needs of individual customers. As a result, the sales and development cycle for these products can be lengthy, with the development cycle alone ranging up to thirty months for new products in new applications in the automotive industry and up to eighteen months for new products in new applications in the industrial market. Because customer specific products are developed for particular customers' applications, some of the Company's current and future customer specific products may never be produced in high volume, or at all, due to the Company's inability to introduce custom products in a timely manner, delays in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


introduction of the Company's customers' products, the failure of the Company's customers' products to achieve and sustain commercial success or the discontinuation of a customer's product line. Any of these occurrences could have a material adverse effect on the Company's business, financial condition or operating results.

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

     Significant Customer Concentration. Historically, a relatively small number of customers have accounted for a significant percentage of the Company's total revenues, and the Company expects that this trend will continue. In the three months ended June 30, 1998, the Company had three customers which accounted for 35%, 32% and 17% of total revenues, respectively. In the three months ended June 30, 1997, the Company had four customers which accounted for 37%, 19%, 13%, and 11% of total revenues, respectively. As a result, any cancellation, reduction, rescheduling or delay in orders by or shipments to any customer or the discontinuation or redesign by any customer of its products which currently incorporate one or more of the Company's products would have a material adverse effect on the Company's business, financial condition or operating results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Dependence on Sensing Element Suppliers. The Company is currently dependent upon a small number of third party vendors for substantially all of the sensing elements incorporated into its ISDs. For example, the Company currently purchases a pressure-sensing element incorporated in certain of its ISDs from a single source, Nagano Keiki Co., Ltd. ("Nagano"). The Company believes that Nagano is currently the only high volume supplier of this type of sensing element. Any failure of the Company to maintain its existing relationships with sensing element suppliers or to identify and work with new sensing element suppliers could have a material adverse effect on the Company's business, financial condition or operating results.

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

     Dependence on Key Personnel; Need for Additional Technical Personnel.
The Company is substantially dependent upon the services of its executive officers. The Company's future success depends on the continued contributions of such officers, including the maintenance, enhancement and establishment of key customer relationships and the management of operations. The loss of the services of any of these officers by the Company could have a material adverse effect on the Company's business, financial condition or operating results. Such officers have not entered into employment agreements with the Company. The Company believes that its future success will be heavily dependent upon its ability to attract and retain qualified design, technical and management personnel. There can be no assurance that the Company will be able to continue to attract and retain these personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

     Dependence on International Sales and Suppliers. The Company's sales to customers outside the United States are subject to a variety of risks, including those arising from fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory and governmental licensing requirements,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


longer accounts receivable payment cycles and potentially adverse tax consequences. Because a significant portion of the Company's international sales and in particular its European sales have to date been made through its German subsidiary and have been denominated in Deutsche Marks, fluctuations in the value of the Deutsche Mark relative to the U.S. Dollar or other currencies could adversely affect the pricing of the Company's products in foreign markets and make the Company's products relatively more expensive. In addition, fluctuations in the Deutsche Mark could adversely affect the profitability of sales made in Europe and therefore materially adversely affect the Company's business, financial condition or operating results.

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

                        PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


     As of the date hereof, to the Company's knowledge, there are no legal proceedings in which the Company is involved or litigation pending against the Company.


ITEM 5.  OTHER INFORMATION

Use of Proceeds

     The net proceeds to the Company from the sale of the 2,875,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-41351 and No. 333-47885), effective March 13, 1998, including the underwriter's exercise of their over-allotment on April 8, 1998, were approximately $20,451,000 after deducting underwriting discounts and commissions, the Representatives' non-accountable expense allowance and other offering expenses. From the date of the closing of the initial public offering through June 30, 1998, the Company applied the net proceeds as follows:
$766,347 was used to pay indebtedness to a related party, approximately $734,000 was used to purchase capital equipment, $801,275 was used to pay indebtedness to another related party, $500,000 was used to pay down the line of credit at the bank, approximately $3,800,000 was used for operating expenses and the balance has been invested in short-term interest bearing securities.

Stockholder Proposals

     Proposals of stockholders intended to be presented at the next Annual Meeting of the Stockholders of the Company (other than proposals made under Rule 14a-8 of the Securities Exchange Act of 1934, as amended) must be received by the Company at its principal executive offices at 625 River Oaks Parkway, San Jose, California by March 25, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)     Exhibits.
             ---------
            Exhibit
            Number                      Description
          ----------  ----------------------------------------------------
             27.1     Financial Data Schedule.


     (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INTEGRATED SENSOR SOLUTIONS, INC.
                                      ---------------------------------
                                                 (Registrant)



Date: August 14, 1998                 By /s/      DAVID SATTERFIELD
                                         -----------------------------
                                             David Satterfield
                                  Vice President Finance & Administration,
                                            Corporate Secretary
                                         (Authorized Officer and
                                       Principal Financial Officer)