Form 10QSB
period 1998-09-30
INTEGRATED SENSOR SOLUTIONS INC
filed 1998-11-16
CIK 929846

============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549

                          -----------------------

                                FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from         to
                                                   ---------  -----------

                      Commission File Number 0-23841
                          -----------------------

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

                           ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES [X]      NO [ ]

Outstanding shares of registrant's common stock, $.001 par value, as of November 11, 1998: 7,628,060

This Report on Form 10-QSB includes 34 pages with the Index to Exhibits located on pages 19 to 20.

                         INTEGRATED SENSOR SOLUTIONS, INC.
                               REPORT ON FORM 10-QSB
                       FOR QUARTER ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS


                                                                     Page
                                                                     ----

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets - September 30,
              1998 and March 31, 1998................................  3

            Condensed Consolidated Statements of Operations - Three
              and Six Months Ended September 30, 1998 and 1997.......  4

            Condensed Consolidated Statements of Cash Flows - Six
              Months Ended September 30, 1998 and 1997...............  5

            Notes to Condensed Consolidated Financial Statements.....  6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................  10


PART II.     OTHER INFORMATION

   Item 1.  Legal Proceedings........................................  18

   Item 4.  Submission of Matters to a Vote of Security Holders......  18

   Item 5.  Other Information........................................  19

   Item 6.  Exhibits and Reports on Form 8-K.........................  19


            Signature................................................  21

ITEM 1.    FINANCIAL STATEMENTS

                        INTEGRATED SENSOR SOLUTIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                              September 30,    March 31,
                                                  1998          1998 (1)
                                              -------------   -----------
                                               (Unaudited)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $   3,920      $  17,610
   Short-term investments                           9,137             --
   Accounts receivable, net                         3,561          3,720
   Accounts receivable from related parties         1,561            802
   Inventories                                      4,612          3,120
   Prepaid expenses and other current assets        1,034            255
                                                ---------      ---------
     Total current assets                          23,825         25,507

PROPERTY AND EQUIPMENT, NET                         4,008          2,254
                                                ---------      ---------

TOTAL ASSETS                                    $  27,833      $  27,761
                                                =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                               $     400      $     900
   Accounts payable-trade                           1,632          3,279
   Accounts payable to related parties                916          1,144
   Current portion of capital lease obligations       244            358
   Other current liabilities                          951            659
                                                ---------      ---------

     Total current liabilities                      4,143          6,340

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS        221            108
MINORITY INTEREST IN SUBSIDIARY                        64             78

STOCKHOLDERS' EQUITY:

   Common stock                                         8              7
   Additional paid-in capital                      33,838         31,064
   Accumulated deficit                            (10,237)        (9,429)
   Cumulative translation adjustment                  110            (32)
   Deferred compensation                             (314)          (375)
                                                ---------      ---------

     Total stockholders' equity                    23,405         21,235
                                                ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  27,833      $  27,761
                                                =========      =========


(1) Derived from the March 31, 1998 audited balance sheet included in the 1998 Annual Report on Form 10-KSB of Integrated Sensor Solutions,
      Inc.


           See notes to condensed consolidated financial statements.

                         INTEGRATED SENSOR SOLUTIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)


                                     Three Months Ended   Six Months Ended
                                        September 30,       September 30,
                                       1998       1997      1998      1997
                                     -------    -------   -------   -------
REVENUES:
  Product revenue                     $ 4,881   $ 2,415   $ 9,241  $ 4,968
  Contract revenue                        777     1,095     1,281    2,043
                                      -------   -------   -------  -------
    Total revenues (related party
      revenues of $2,567, $1,873, $373
      and $765 for the three and six
      months ended September 30, 1998
      and 1997, respectively)           5,658     3,510    10,522    7,011
                                      -------   -------   -------  -------
COST OF REVENUES:
  Cost of product revenue               3,501     1,607     6,854    3,445
  Cost of contract revenue                913       889     1,505    1,578
                                      -------   -------   -------  -------
    Total cost of revenues              4,414     2,496     8,359    5,033
                                      -------   -------   -------  -------

GROSS PROFIT                            1,244     1,014     2,163    1,978
                                      -------   -------   -------  -------

OPERATING EXPENSES:
  Research and development              1,007       484     2,031      839
  Sales, general, and administrative      789       496     1,420      934
                                      -------   -------   -------  -------

    Total operating expenses            1,796       980     3,451    1,773
                                      -------   -------   -------  -------

      INCOME (LOSS) FROM OPERATIONS      (552)       34    (1,288)     205

INTEREST EXPENSE                          (29)      (51)      (74)    (105)
INTEREST INCOME                           183        --       394       --
OTHER INCOME                              176        61       146       65
MINORITY INTEREST IN NET (INCOME)
  LOSS OF CONSOLIDATED SUBSIDIARY          (3)      (31)       14      (61)
                                      -------   -------   -------  -------

NET INCOME (LOSS)                     $  (225)  $    13   $  (808) $   104
                                      =======   =======   =======  =======

Basic and diluted net income (loss)
  per share (pro forma for 1997)      $ (0.03)  $  0.00   $ (0.11) $  0.02
                                      =======   =======   =======  =======

Shares used in computing basic net
  income (loss) per share (pro forma
  for 1997)                             7,601     4,556     7,580    4,526
                                      =======   =======   =======  =======

Shares used in computing diluted net
  income (loss) per share (pro forma
  for 1997)                             7,601     4,882     7,580    4,842
                                      =======   =======   =======  =======


     See notes to condensed consolidated financial statements.

                           INTEGRATED SENSOR SOLUTIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                     Six Months Ended
                                                      September  30,
                                                   --------------------
                                                     1998        1997
                                                   --------    --------
Operating activities
Net income (loss)                                  $   (808)   $    104
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                       606         419
    Amortization of deferred compensation                62          56
    Minority interest in net income of subsidiary        14          61
    Foreign currency gains                             (239)        (35)

    Changes in operating assets and liabilities:
      Accounts receivable, net                         (389)       (533)
      Inventories                                    (1,477)       (885)
      Prepaid expenses                                 (575)       (191)
      Accounts payable                               (2,070)        (60)
      Accrued payroll and related expenses               75          (3)
        Other accrued liabilities                       292         186
                                                   --------    --------
    Net cash used in operating activities            (4,509)       (881)

Investing activities
Purchases of short-term investments                  (9,137)         --
Purchase of property and equipment                   (2,242)       (354)
Proceeds from sale of property and equipment             --          46
                                                   --------    --------
    Net cash used in investing activities           (11,379)       (308)

Financing activities
Payments on line of credit                             (500)         --
Payments of principal on notes payable                   --        (432)
Payments of principal on capital lease obligations      (86)        (96)
Net proceeds from issuance of common stock            2,784          36
                                                   --------    --------
    Net cash provided by (used in) financing
      activities                                      2,198        (492)
                                                   --------    --------

Decrease in cash and cash equivalents               (13,690)     (1,681)
Cash and cash equivalents at beginning of period     17,610       2,059
                                                   --------    --------

Cash and cash equivalents at end of period         $  3,920    $    378
                                                   ========    ========

Supplemental disclosure of cash flow information
Interest paid                                      $     74    $     64
                                                   ========    ========

Schedule of noncash financing activities
Equipment acquired under capital leases            $     86    $     41
                                                   ========    ========
Accounts payable converted to capital leases       $     79    $     --
                                                   ========    ========

Issuance of preferred stock for payment of
  notes payable                                    $     --    $    400
                                                   ========    ========

Issuance of preferred stock for payment of
  interest on notes payable                        $     --    $     37
                                                   ========    ========


       See notes to condensed consolidated financial statements

                     INTEGRATED SENSOR SOLUTIONS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.     SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information

     The accompanying condensed consolidated financial statements of Integrated Sensor Solutions, Inc. and its majority-owned subsidiary ("ISS" or the "Company") as of September 30, 1998 and for the three and six months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

     Significant customers accounted for the following percentages of revenues:

                                                          Six Months
                                                      Ended September 30,
                                                    ----------------------
                                                       1998         1997
                                                    ---------    ---------
          Robert Bosch GmbH                            45.2%        26.4%
          Nagano Keiki Co., Ltd.                       17.4%        10.9%
          Echlin Corporation                           14.7%          --%
          Masco Tech                                     --%        23.6%


                                      6

                      INTEGRATED SENSOR SOLUTIONS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

2.     INVENTORIES
    Inventories consist of the following (in thousands):


                                               September 30,     March 31,
                                                   1998            1998
                                                -----------    -----------

        Finished goods                          $     425       $     310
        Work-in-process                             1,279           1,166
        Raw materials                               2,908           1,644
                                                ---------       ---------
                                                $   4,612       $   3,120
                                                =========       =========


3.     LINE OF CREDIT/TERM LOAN

     The Company has a bank line of credit agreement, which was renewed on August 21, 1998, and expires on August 20, 1999. The line allows the Company to borrow the lesser of $3,500,000 or 80% of eligible accounts receivable. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.75% (9.00% at September 30, 1998) and are secured by the assets of the Company. As of September 30 and March 31, 1998, the Company had borrowings outstanding totaling $400,000 and $900,000, respectively, under the line of credit. The Company also has a $1,500,000 term loan facility for equipment that bears interest at the bank's prime rate plus 1.50% (9.75% at September 30, 1998). As of September 30, 1998, the Company had borrowings outstanding of approximately $296,000 on its term loan which are included with capital leases on the balance sheet. These agreements require the Company to maintain certain financial covenants on a quarterly basis. At September 30, 1998, the Company was in compliance with these convenants.


4.     COMPREHENSIVE INCOME

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three and six months ended September 30, 1998 and 1997, comprehensive income, which was comprised of the Company's net income (loss) for the periods and cumulative translation adjustment, was approximately ($170,000) and ($666,000), respectively. For the comparable periods in 1997, comprehensive income was approximately $18,000 and $254,000, respectively.


5.     GEOGRAPHIC AND SEGMENT INFORMATION

     The Company operates in one business segment, which is to design, manufacture, and sell end-market specific integrated subsystems and perform nonrecurring engineering projects for the sensor control applications market. The following table summarizes the Company's operations in different geographic areas (in thousands):

                                  Six Months ended September 30, 1998
                         ---------------------------------------------------
                                                  Adjustments/
                         United States  Germany   Eliminations  Consolidated
                         -------------  -------   ------------  ------------
Revenues to unaffiliated
  customers                $  4,918     $ 5,604     $     --      $  10,522
Transfers between
  geographic areas            1,644         722       (2,365)            --
                           --------     -------     --------      ---------
Total net revenues         $  6,561     $ 6,326     $ (2,365)     $  10,522
                           ========     =======     ========      =========
Loss from operations       $ (1,244)    $   (48)    $      4      $  (1,288)
                           ========     =======     ========      =========
Identifiable assets        $ 26,639     $ 7,399     $ (6,205)     $  27,833
                           ========     =======     ========      =========


                      INTEGRATED SENSOR SOLUTIONS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


                                 Six Months ended September 30, 1997
                         ---------------------------------------------------
                                                  Adjustments/
                         United States  Germany   Eliminations  Consolidated
                         -------------  -------   ------------  ------------

Revenues to unaffiliated
  Customers                $  4,810     $ 2,201     $     --      $   7,011
Transfers between
  geographic areas              677         282         (959)            --
                           --------     -------     --------      ---------
Total net revenues         $  5,487     $ 2,483     $  ( 959)     $   7,011
                           ========     =======     ========      =========
Income from operations     $    322     $   (39)    $    (78)     $     205
                           ========     =======     ========      =========
Identifiable assets        $  8,277     $ 2,783     $ (2,317)     $   8,743
                           ========     =======     ========      =========


     Export revenues consisting of sales from the Company's U.S. operations to nonaffiliated customers were as follows (in thousands):

                                    Three Months           Six Months
                                 Ended September 30,   Ended September 30,
                                 -------------------   -------------------
                                   1998       1997       1998       1997
                                 --------   --------   --------   --------
Canada                           $     88   $     45   $    161   $    241
Japan and Korea                       353        730      1,977      1,188
                                 --------   --------   --------   --------
Total                            $    441   $    775   $  2,138   $  1,429
                                 ========   ========   ========   ========


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


7.     NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                    Three Months           Six Months
                                 Ended September 30,   Ended September 30,
                                 -------------------   -------------------
                                   1998       1997       1998       1997
                                 --------   --------   --------   --------

Numerator for basic and diluted:
  net income (loss)               $  (225)  $    13     $ ( 808)  $    104
Denominator:
  Weighted average common
    shares outstanding              7,601     3,138       7,580      3,114
  Conversion of weighted average
    preferred stock outstanding
    (pro forma)                        --     1,418          --      1,412
                                  -------   -------     -------    -------
Denominator for basic net income
  (loss) per share (pro forma
  for 1997)                         7,601     4,556       7,580      4,526
                                  =======   =======     =======    =======
Effective dilutive securities:
  employee stock options               --       326          --        316
                                  =======   =======     =======    =======
Denominator for diluted net
  income (loss) per share           7,601     4,882       7,580      4,842
                                  =======   =======     =======    =======
Basic and diluted net income
 (loss) per share (pro forma
 for 1997)                        $ (0.03)  $  0.00     $ (0.11)   $  0.02
                                  =======   =======     =======    =======


                     INTEGRATED SENSOR SOLUTIONS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

     Options to purchase 534,653 shares of common stock at prices ranging from $1.125 to $8.313 and warrants to purchase 58,566 shares of common stock at prices ranging from $6.125 to $6.375 were outstanding as of September 30, 1998, but were not included in the computation of diluted earnings (loss) per share for the three and six months ended September 30, 1998 because to do so would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors that May Affect Operating Results" section of this Item 2 and elsewhere in this Form 10-QSB that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

     ISS designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company was incorporated in March 1989 and was principally engaged in research and development through fiscal 1993. In fiscal 1991, the Company shipped its first product, an application specific integrated circuit ("ASIC") designed for use with a very low-pressure sensor used in industrial flow measurements. In fiscal 1992, the Company introduced its first integrated sensor device ("ISD"), an aftermarket product for manifold absolute pressure ("MAP") sensor applications for General Motors automobile engines. The Company subsequently developed and introduced a variety of other ASICs and ISDs. Principally as a result of an increase in product sales, the Company's total revenues have increased to $5.7 million and $10.5 million for the three and six months ended September 30, 1998 from approximately $3.5 million and $7.0 million for the comparable periods in 1997, respectively. The Company has experienced operating losses in each year since its inception and had an accumulated deficit of $10.2 million as of September 30, 1998.


Results of Operations

     The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:

                                    Three Months           Six Months
                                 Ended September 30,   Ended September 30,
                                 -------------------   -------------------
                                   1998       1997       1998       1997
                                 --------   --------   --------   --------
Revenues:
  Product revenue                   86.3%      68.8%       87.8%      70.9%
  Contract revenue                  13.7       31.2        12.2       29.1
                                  ------     ------      ------     ------
    Total revenues                 100.0      100.0       100.0      100.0
Cost of revenues:
  Cost of product revenue           61.9       45.8        65.1       49.3
  Cost of contract revenue          16.1       25.3        14.3       22.5
                                  ------     ------      ------     ------
    Total cost of revenues          78.0       71.1        79.4       71.8
                                  ------     ------      ------     ------
    Gross profit                    22.0       28.9        20.6       28.2
Operating expenses:
  Research and development          17.8       13.8        19.3       12.0
  Sales, general and
    administration                  13.9       14.1        13.5       13.3
                                  ------     ------      ------     ------
    Total operating expenses        31.7       27.9        32.8       25.3
                                  ------     ------      ------     ------
Income (loss) from operations       (9.7)       1.0       (12.2)       2.9
Interest expense                    (0.5)      (1.5)       (0.7)      (1.5)
Interest income                      3.2         --         3.7         --
Other income                         3.1        1.8         1.4        0.9
Minority interest in net (income)
  loss of consolidated subsidiary   (0.1)      (0.9)        0.1       (0.8)
                                  ------     ------      ------     ------
Net income (loss)                   (4.0)%      0.4%       (7.7)%      1.5%
                                  ======     ======      ======     ======

                                      10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Three and Six Months Ended September 30, 1998 and 1997

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

     Total revenues increased for the three and six months ended September 30, 1998 as compared to the similar periods in 1997. Total revenues were $5.7 million and $10.5 million for the quarter and six months ended September 30, 1998, respectively, increases of 61.2% and 50.1% over revenues of $3.5 million and $7.0 million for the comparable 1997 periods. The growth in total revenues on a quarterly and year-to-date basis is due to higher product revenue.

     Product Revenue: Product revenue was $4.9 million for the three months ended September 30, 1998 which represented an increase of $2.5 million or 102.1% over the $2.4 million recognized for the comparable period in 1997. For the six months ended September 30, 1998 product revenue was $9.2 million which represented an increase of approximately $4.2 million or 86.0% over the $5.0 million for the comparable 1997 period. These increases resulted from continued growth in the Company's product offerings, which were principally due to increased shipments of ISDs for Common Rail Diesel Injection and Vehicle Stability Control Systems. Reflecting the Company's long-term strategy, product revenue increased to 86.3% and 87.8% of total revenues for the three and six months ended September 30, 1998 from 68.8% and 70.9% for the comparable periods in the prior year. The Company believes that product revenue is likely to increase as a percent of total revenue.

     Contract Revenue: Contract revenue decreased to approximately $800,000 and $1.3 million for the three and six months ended September 30, 1998 from $1.1 million and $2.0 million for the comparable periods in 1997. This decrease was primarily due to the completion of fewer contractual milestones during the three months and six months ended September 30, 1998 as compared to the same periods in 1997. Contract revenue as a percentage of total revenues for the three and six months ended September 30, 1998 decreased to 13.7% from 31.2% and to 12.2% from 29.1% for the similar periods in 1997, respectively. The Company expects contract revenue to continue to decrease as a percentage of total revenues.

     International revenues (export revenues and revenues of the Company's majority-owned subsidiary, ISS-Nagano GmbH, ("ISS-Nagano")) for the three and six months ended September 30, 1998 were $3.9 million and $7.7 million, increases of $1.7 million or 77.3% and $3.6 million or 85.8% over the three and six months ended September 30, 1997. As a percentage of total revenues, international sales increased to 69.9% from 61.7% and to 73.6% from 59.5% for the three and six months ended September 30, 1998 compared to 1997, respectively. These increases were primarily the result of increased sales of media compatible ISDs in Germany and increased sales of ASICs to Japan. All of the Company's sales in Europe are denominated in Deutsche Marks. Accordingly, a portion of the Company's international revenues is subject to foreign currency fluctuation risks.

Cost of Revenues

     Cost of Product Revenue: The Company's product revenue gross margin decreased 5.2% to 28.3% for the three months ended September 30, 1998 from 33.5% for the similar period in 1997. For the six months ended September 30, 1998, the Company's product gross margin decreased 4.9% to 25.8% from 30.7% for the similar period in 1997. These decreases primarily were due to yield problems associated with the production ramp-up of its HVP and FDR media-compatible ISDs, which materially adversely affected gross margin and operating results during the three and six months ended September 30, 1998.

     Cost of Contract Revenue: The Company's contract revenue gross margin decreased to (17.5%) for the three and six months ended September 30, 1998 from 18.8% and 22.8% for the similar periods in 1997. Cost of contract revenue remained stable at approximately $900,000 and $1.5 million for the three and six months ended September 30, 1998 and 1997, respectively, while contract revenue declined to approximately $800,000 and $1.3 million from $1.1 million and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


$2.0 million for the comparable periods in 1997. The decrease in contract revenue margins was primarily due to the completion of fewer contractual milestones in the three and six months ending September 30, 1998 compared to the similar periods in 1997. Expenses related to contracts are recorded as incurred, while recognition of revenues occurs when contractual milestones are reached. The Company does not anticipate that the gross margin on contract revenues will grow or even be positive in future periods.

Operating Expenses

     Research and Development: Research and development expense consists primarily of personnel expenses, including salary and benefits, and other product development related engineering expenses not associated with contract revenue. Research and development expenses were $1.0 million and $2.0 million for the three and six months ended September 30, 1998 as compared to approximately $500,000 and $800,000 for the similar periods in 1997, respectively. This higher level of expenses for the three months and six months reflects an overall increase in resources at the operations of ISS-Nagano and in its ASIC product test development department to support future production. Research and development expenses as a percentage of total revenues increased to 17.8% and 19.3% percent for the three and six months ended September 30, 1998 from 13.8% and 12.0% for the similar periods in the prior year, respectively. The Company believes that research and development is essential to the Company's ability to increase revenues. Accordingly, the Company expects research and development expenses to increase in absolute dollars but expects such expenses to decrease as a percentage of total revenues.

     Sales, General and Administrative: Sales, general and administrative expense consists primarily of personnel expenses, including salary and benefits, and professional fees. Sales, general and administrative expenses were approximately $800,000 and $1.4 million for the three and six months ended September 30, 1998 as compared to approximately $500,000 and $900,000 for the similar 1997 periods, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of operating as a public company. Sales, general and administrative expense remained relatively stable at 13.9% and 13.5% as a percentage of total revenues for the three and six months ended September 30, 1998 as compared to 14.1% and 13.3% in the year earlier period. The Company expects sales, general and administrative expenses to increase in absolute dollars, reflecting growth in operations and costs associated with being a public entity, but to be stable or decline as a percentage of total revenues.


Interest Expense

     Interest expense decreased to $29,000 and $74,000 for the three and six months ended September 30, 1998 from $51,000 and $105,000 for the comparable periods in 1997, respectively, due to lower average borrowings resulting from the conversion and repayment of debt.

Interest Income

     Interest income was $183,000 and $394,000 for the three and six months ended September 30, 1998. The Company recorded no interest income during the three and six months ended September 30, 1997. The increase in interest income was the result of higher interest-bearing cash balances resulting from the Company's initial public offering in March of 1998.

Other Income

     Other income increased to $176,000 and $146,000 for the three and six months ended September 30, 1998 from $61,000 and $65,000 for the comparable periods in 1997. Other income increased primarily due to foreign currency exchange gains of $227,000 and $239,000 for the three and six months ended September 30, 1998.

Minority Interest in Net (Income) Loss of ISS-Nagano

     Minority interest in net income of ISS-Nagano for the three months ended September 30, 1998 was $3,000 compared to $31,000 of minority interest in net income of ISS-Nagano for three months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Minority interest in net loss of ISS-Nagano for the six months ended September 30, 1998 was $13,000 compared to $61,000 of minority interest in net income of ISS-Nagano for six months ended September 30, 1997.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations principally through sales of equity securities, product revenues and contract revenues. At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $13.1 million and working capital of $19.7 million. The Company also had available a $3.5 million bank line of credit agreement secured by the assets of the Company that permits borrowings of the lesser of $3.5 million or 80% of eligible accounts receivable for each of these periods. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.75%. At September 30, 1998, the Company also had available a $1,500,000 term loan facility for capital equipment that bears interest at the bank's prime rate plus 1.50%. The bank line of credit agreement and term loan facility, which were renewed on August 21, 1998, have an expiration date of August 21, 1999. At September 30, 1998, the Company had outstanding borrowings of $400,000 under the line of credit agreement and $296,000 under various capital equipment lease financing arrangements.

     Net cash used in operating activities was approximately $4.5 million and $900,000 in the six months ended September 30, 1998 and 1997, respectively. For the six months ended September 30, 1998, net cash used in operations was primarily attributable to a decrease in accounts payable, an increase in inventory levels in anticipation of higher sales demand, and an increase in prepaid expenses, and the Company's net loss. For the six months ended September 30, 1997, net cash used in operations was primarily attributable to an increase in inventory levels and an increase in accounts receivable.


     Net cash used in investing activities was $11.4 million and $308,000 in the six months ended September 30, 1998 and 1997, respectively. Cash used in investing activities for the six months ended September 30, 1998 was related to the Company's purchase of $9.1 million in short-term investments and $2.2 million in purchases of equipment. Cash used in investing activities for the six months ended September 30, 1997 was entirely due to the purchase of equipment.

     Net cash provided by financing activities was $2.2 million and $492,000 for the six months ended September 30, 1998 and 1997, respectively. Cash provided by financing activities was primarily due to the sale of common stock upon exercise of the over allotment option held by the underwriters of the Company's initial public offering. The Company also repaid $500,000 outstanding under its line of credit. For the six months ended September 30, 1997 the Company repaid $432,000 in notes payable.

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

     Limited Profitability; History of Operating Losses. The Company was founded in 1989 and commenced shipments of its initial product in 1990. The Company has never achieved profitability on an annual basis. There can be no assurance that the Company will be profitable in the future on a quarterly basis or that it will achieve profitability on an annual basis. As of September 30, 1998, the Company had an accumulated deficit of approximately $10.2 million.

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

     Significant Customer Concentration. Historically, a relatively small number of customers have accounted for a significant percentage of the Company's total revenues, and the Company expects that this trend will continue. In the six months ended September 30, 1998, the Company had three customers which accounted for 45.2%, 17.4% and 14.7% of total revenues, respectively. In the six months ended September 30, 1997, the Company had three customers which accounted for 26.4%, 23.6%, and 10.9% of total revenues, respectively. As a result, any cancellation, reduction, rescheduling or delay in orders by or shipments to any customer or the discontinuation or redesign by any customer of its products which currently incorporate one or more of the Company's products would have a material adverse effect on the Company's business, financial condition or operating results.

     Dependence on Automotive Industry; Need to Penetrate New Markets. The Company has historically derived approximately 88% of its total revenues from products sold for applications in the automotive industry. Accordingly, improvement in the Company's future operating results will depend in part on its ability to increase its market share in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

automotive industry and to penetrate new markets. Further, the Company believes that its operating results may be affected by the cyclical nature of the automotive industry. Any downturn in any customer's business or the economy in general maycause purchases of the Company's products to be deferred, reduced or canceled resulting in a material adverse effect on the Company's business, financial condition or operating results. If the Company were unable to successfully penetrate new markets or to expand its penetration of the automotive market, its business, financial condition or operating results would be materially adversely affected.

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


Year 2000 Compliance

     Many computer systems were not designed to properly handle dates beyond the year 1999. Additionally, these systems may not properly handle certain dates in 1999. Failure to process dates properly could result in failure or disruption of the Company's information systems and/or processing equipment. To be Year 2000 ("Y2K") compliant, computer systems must correctly process dates before and after the year 2000, recognize the year 2000 as a leap year, accept and display dates unambiguously and correctly process dates for non-date functions such as archiving. Disruptions to the Company's operations may also occur if key suppliers or customers experience disruptions in their ability to purchase, supply or transact with the Company due to Y2K issues. The Company's global operations rely heavily on the infrastructures within the countries in which it does business. The Y2K readiness within infrastructure suppliers (utilities, government agencies such as customs, and shipping organizations) will be critical to the Company's ability to avoid disruption of its operations. The Company is currently assessing its systems, equipment, facilities and processing to determine its Y2K readiness and has committed personnel and resources to resolve potential Y2K issues. Further, the Company is in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Y2K compliant.
The Company also is working with industry trade associations to evaluate the Y2K readiness of infrastructure suppliers. In the event that suppliers are not Y2K compliant, it could have a material adverse effect on the Company's results or financial condition. The Company plans to complete the assessment of its Y2K readiness by the end of the first quarter of 1999.

     The Company will perform remediation procedures concurrent with its assessment planning. The Company currently believes that the remediation costs of the Y2K issue will not be material to the Company's results of operations or financial position. Cumulatively through September 30, 1998 the Company has incurred remediation expenses of less the $10,000. While the Company currently expects that the Y2K issue will not pose significant operational problems, delays in adequately addressing Y2K issues, or a failure to fully identify all Y2K dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, it could have material adverse consequences, including delays in the productions, delivery or sale of products. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. The Company intends to complete the contingency planning phase of its Y2K readiness in the first half of 1999.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date hereof, to the Company's knowledge, there are no legal proceedings in which the Company is involved or litigation pending against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 14, 1998, the Annual Meeting of Stockholders of the Company was held in San Jose, California. Three matters were submitted to the stockholders for action or approval.

Matter No. 1

     The stockholders elected two (2) Class I directors to hold office for a three-year term and until their respective successors are elected and qualified. The votes for the Class I directors are set forth below.

                        Total Vote For          Total Vote Withheld
        Name             Each Director           From Each Director
        ----             -------------           ------------------
   Manher D. Naik          6,140,034                  145,099
   Vinod K. Sood           6,141,034                  144,099


     These terms of office of the following four directors in Classes II and III continued after the meeting:

                              Gerald F. Taylor
                                  Y. S. Fu
                               Stuart D. Boyd
                             Shigeru Miyashita


     Other matters voted upon and approved by the stockholders at the meeting, and the number of votes cast with respect to each such matter, were as follows:


Matter No. 2

     The stockholders approved a proposal to amend the Company's 1997 Stock Plan to increase the maximum number of shares of Common Stock of the Company authorized for issuance thereunder from 800,000 shares to 1,150,000 shares, to provide for automatic annual increases in the number of shares reserved for issuance thereunder and to establish a limit on the number of shares which may be granted to any employee during a fiscal year.



         For         Against        Abstain         No Vote
         ---         -------        -------         -------

      4,991,168     1,129,115       164,850            --


Matter No. 3

     The stockholders approved a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending March 31, 1999.


        For        Against          Abstain         No Vote
        ---        -------          -------         -------

    6,281,683      1,100             2,350             --


ITEM 5.  OTHER INFORMATION

Use of Proceeds

     The net proceeds to the Company from the sale of the 2,875,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-41351 and No. 333-47885), effective March 13, 1998, including the underwriter's exercise of their over-allotment on April 8, 1998, were approximately $20,451,000 after deducting underwriting discounts and commissions, the Representatives' non-accountable expense allowance and other offering expenses. From the date of the closing of the initial public offering through September 30, 1998, the Company applied the net proceeds as follows: $766,347 was used to pay indebtedness to a related party, approximately $2,489,000 was used to purchase capital equipment, $801,275 was used to pay indebtedness to another related party, $500,000 was used to pay down the line of credit at the bank, approximately $13.3 million was used for operating expenses and the balance has been invested in short-term interest bearing securities.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)     Exhibits.

  Exhibit
  Number                   Description
  ------   ---------------------------------------------
   3.1    Restated Certificate of Incorporation of Registrant dated October 26,
          1998.
   3.2**  Bylaws of Registrant.
   4.1*   Restated Registration Rights Agreement.
  10.1*   1989 Stock Option Plan and form of option agreement thereunder.
  10.2*   1997 Stock Option Plan and form of option agreement thereunder.
  10.3*** 1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
  10.4**  Form of Indemnity Agreement for Officers and Directors.
  10.5+** Development Agreement between ISS-GmbH and Robert Bosch GmbH dated
          May 25, 1995.
  10.6+** Development Agreement among ISS-Nagano GmbH, Integrated Sensor
          Solutions, Inc. and Robert Bosch GmbH dated May 17, 1996.
  10.7+** Supply Agreement between Integrated Sensor Solutions, Inc.
          ISS-Nagano GmbH and Robert Bosch GmbH dated November 18, 1996.
  10.8**  Lease between Montague Oaks Associates Phase III and Integrated
          Sensor Solutions, Inc. dated June 2, 1994, as amended.
  10.9**  Continuous Sales and Purchase Agreement by and between Nagano Keiki
          Seisakusho, Ltd. and Integrated Sensor Solutions, Inc. dated
          December 1, 1996.
  10.10** Continuous Sales and Purchase Agreement by and between Nagano Keiki
          Seisakusho, Ltd. and Integrated Sensor Solutions, Inc. dated June 1,
          1997.
  10.11** Security Agreement by and between Integrated Sensor Solutions, Inc.
          and Silicon Systems, Inc. dated December 1, 1995.
  10.12** Credit Agreement between Integrated Sensor Solutions, Inc. and
          Silicon Systems, Inc. dated December 1, 1995.
  10.13** Loan and Security Agreement by and between Silicon Valley Bank and
          Integrated Sensor Solutions, Inc. dated July 10, 1996, as amended.
  10.14   Loan Modification Agreement by and between the Registrant and Silicon
          Valley Bank dated August 21, 1998 amending the Loan and Security
          Agreement dated July 10, 1996, as amended.





  10.15** Lease Agreement between Geschaftsraum-Mietvertrag and ISS-Integrated
          Sensor Solutions GmbH dated September 12, 1994.
  10.16* Agreement relating to change in equity ownership of ISS-Nagano GmbH dated July 30, 1997.
  21.1**  List of Subsidiaries of the Registrant.
  24.1**  Power of Attorney (see page II-5).
  27.1    Financial Data Schedule.

-------------

  *   Filed as an exhibit to Amendment No. 1 to Registration Statement on
       Form SB-2 (File No. 333-41351) on February 5, 1998.

  **  Filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-
      41351) on December 2, 1997.

  *** Filed as an exhibit to Annual Report on Form 10-KSB on June 30, 1998.

  + Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to orders for confidential treatment under 17 C.F.R. Sections 200.80(b)(4), 200.83 and
      230.46.




     (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1998.

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



                                        INTEGRATED SENSOR SOLUTIONS, INC.
                                        ---------------------------------
                                                   (Registrant)



Date: November 16, 1998               By: /s/   DAVID SATTERFIELD
                                        ---------------------------------
                                                David Satterfield
                                    Vice President Finance & Administration,
                                              Corporate Secretary
                                         (Authorized Officer and
                                 Principal Financial and Accounting Officer)