Form 10QSB
period 1998-12-31
INTEGRATED SENSOR SOLUTIONS INC
filed 1999-02-16
CIK 929846

============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                            _____________________


                                 FORM 10-QSB


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______________ to
______________

                        Commission File Number 0-23841
                          __________________________


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


                 _______________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES [X]    NO [ ]


Outstanding shares of registrant's common stock, $.001 par value, as of February 12, 1998: 7,669,850



    This Report on Form 10-QSB includes 23 pages with the Index to Exhibits located on pages 19 to 20.

                      INTEGRATED SENSOR SOLUTIONS, INC.
                            REPORT ON FORM 10-QSB
                     FOR QUARTER ENDED DECEMBER 31, 1998
                              TABLE OF CONTENTS



                                                                      Page
                                                                      ----

PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets - December 31,
                1998 (unaudited) and March 31, 1998..................   3

              Condensed Consolidated Statements of Operations -
                Three and Nine  Months Ended December 31, 1998 and
                1997 (unaudited) ....................................   4

              Condensed Consolidated Statements of Cash Flows - Nine
                Months Ended December 31, 1998 and 1997 (unaudited)..   5


              Notes to Condensed Consolidated Financial Statements
                (unaudited)..........................................   6


    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................  10


PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings ......................................  19

    Item 5.  Other Information ......................................  19

    Item 6.  Exhibits and Reports on Form 8-K .......................  19

             Signature ..............................................  21

ITEM 1.   FINANCIAL STATEMENTS

                      INTEGRATED SENSOR SOLUTIONS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  December 31,    March 31,
                                                      1998         1998 (1)
                                                  ------------   -----------
                                                  (Unaudited)

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $    782       $ 17,610
 Short-term investments                                9,274              -
 Accounts receivable, net                              5,166          3,720
 Accounts receivable from related parties              1,012            802
 Inventories                                           6,779          3,120
 Prepaid expenses and other current assets               538            255
                                                    --------       --------

   Total current assets                               23,551         25,507

PROPERTY AND EQUIPMENT, NET                            6,641          2,254

OTHER ASSETS                                             193              -
                                                    --------       --------

TOTAL ASSETS                                        $ 30,385       $ 27,761
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit                                     $    400       $    900
 Accounts payable-trade                                4,315          3,279
 Accounts payable to related parties                   1,279          1,144
 Current portion of capital lease obligations            213            358
 Other current liabilities                               883            659
                                                    --------       --------

   Total current liabilities                           7,090          6,340

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS           188            108
MINORITY INTEREST IN SUBSIDIARY                           49             78

STOCKHOLDERS' EQUITY:

 Common stock                                              8              7
 Additional paid-in capital                           33,941         31,064
 Accumulated deficit                                 (10,698)        (9,428)
 Cumulative translation adjustment                        95            (33)
 Deferred compensation                                  (288)          (375)
                                                    --------       --------

   Total stockholders' equity                         23,058         21,235
                                                    --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 30,385       $ 27,761
                                                    ========       ========

(1) Derived from the March 31, 1998 audited balance sheet included in the 1998 Annual Report on Form 10-KSB of Integrated Sensor Solutions, Inc.

         See notes to condensed consolidated financial statements.

                      INTEGRATED SENSOR SOLUTIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                  (in thousands, except per share amounts)

                                      Three Months Ended  Nine Months Ended
                                         December 31,        December 31,
                                      ------------------  ------------------
                                         1998     1997       1998     1997
                                       -------- --------   -------- --------

REVENUES:
 Product revenue                      $  5,386 $  2,905   $ 14,627 $  7,873
 Contract revenue                          893    1,097      2,174    3,140
                                      -------- --------   -------- --------
  Total revenues (related party
   revenues of $531, $498, $2,360
   and $1,365 for the three and
   nine months ended December 31,
   1998 and 1997, respectively)          6,279    4,002     16,801   11,013
                                      -------- --------   -------- --------

COST OF REVENUES:
 Cost of product revenue                 4,146    1,873     11,000    5,328
 Cost of contract revenue                  840      994      2,345    2,571
                                      -------- --------   -------- --------

  Total cost of revenues                 4,986    2,867     13,345    7,899
                                      -------- --------   -------- --------

GROSS PROFIT                             1,293    1,135      3,456    3,114
                                      -------- --------   -------- --------

OPERATING EXPENSES:
 Research and development                1,094      426      3,125    1,265
 Sales, general, and administrative        746      533      2,166    1,468
                                      -------- --------   -------- --------
  Total operating expenses               1,840      959      5,291    2,733
                                      -------- --------   -------- --------

  INCOME (LOSS) FROM OPERATIONS           (547)     176     (1,835)     381

INTEREST EXPENSE                           (27)     (54)      (101)    (159)
INTEREST INCOME                            160       -         554        -
OTHER INCOME (EXPENSE), NET                (45)     (76)       101       10)
MINORITY INTEREST IN NET (INCOME)
 LOSS OF CONSOLIDATED SUBSIDIARY            (3)     (55)        11     (117)
                                      -------- --------   -------- --------

NET INCOME (LOSS)                     $   (462) $    (9)  $ (1,270) $    95
                                      ======== ========   ======== ========

Basic and diluted net income (loss)
 per share (pro forma for 1997)       $  (0.06) $ (0.00)  $  (0.17) $  0.02
                                      ======== ========   ======== ========

Shares used in computing basic net
 income (loss) per share (pro forma
 for 1997)                               7,617    4,700      7,593    4,584
                                      ======== ========   ======== ========
Shares used in computing diluted
 net income (loss) per share (pro
 forma for 1997)                         7,617    4,700      7,593    5,003
                                      ======== ========   ======== ========

        See notes to condensed consolidated financial statements.

                      INTEGRATED SENSOR SOLUTIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (in thousands)

                                                       Nine Months Ended
                                                         December  31,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------

Operating activities
Net income (loss)                                      $ (1,270) $     95
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
 Depreciation and amortization                            1,037       633
 Amortization of deferred compensation                       87        87
 Minority interest in net income of subsidiary              (11)      116
 Foreign currency gains                                    (203)      (14)
 Changes in operating assets and liabilities:
  Accounts receivable, net                               (1,631)   (1,677)
  Inventories                                            (3,398)     (900)
  Prepaid expenses                                         (307)     (362)
  Accounts payable                                        1,144       480
  Accrued payroll and related expenses                       85        48
  Other accrued liabilities                                 130       555
                                                       --------  --------
 Net cash used in operating activities                   (4,337)     (939)
                                                       --------  --------

Investing activities
Purchases of short-term investments                      (9,274)        -
Purchase of property and equipment                       (5,233)    ( 721)
Proceeds from sale of property and equipment                  -        46
Investment in consolidated subsidiary                      (211)        -
                                                       --------  --------
 Net cash used in investing activities                  (14,718)     (675)
                                                       --------  --------

Financing activities
Payments on line of credit                                 (500)      300
Payments of principal on notes payable                        -      (432)
Payments of principal on capital lease obligations         (151)     (140)
Net proceeds from issuance of preferred
  and common stock                                        2,878       502
                                                       --------  --------
 Net cash provided by financing activities                2,227       230
                                                       --------  --------

Decrease in cash and cash equivalents                   (16,828)   (1,384)
Cash and cash equivalents at beginning of period         17,610     2,059
                                                       --------  --------
Cash and cash equivalents at end of period             $    782  $    675
                                                       ========  ========

Supplemental disclosure of cash flow information
Interest paid                                          $    101  $    100
                                                       ========  ========

Schedule of non-cash financing activities
Equipment acquired under capital leases                $     86  $     41
                                                       ========  ========
Accounts payable converted to capital leases           $     79  $      -
                                                       ========  ========
Issuance of preferred stock for payment of
 notes payable                                         $      -  $    400
                                                       ========  ========
Issuance of preferred stock for payment of
 interest on notes payable                             $      -  $     82
                                                       ========  ========

        See notes to condensed consolidated financial statements

                      INTEGRATED SENSOR SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information

     The accompanying condensed consolidated financial statements of Integrated Sensor Solutions, Inc. and its majority-owned subsidiary ("ISS" or the "Company") as of December 31, 1998 and for the three and nine months ended December 31, 1998 and 1997 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

     Significant customers accounted for the following percentages of revenues:

                                                          Nine Months
                                                        Ended December 31,
                                                       -------------------

                                                          1998     1997
                                                        -------- --------
     Robert Bosch GmbH                                      48%        30%
     Echlin Corporation                                     15%         -%
     Nagano Keiki Co., Ltd.                                 14%        12%
     Masco Tech                                              -%        25%



2.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                  December 31,   March 31,
                                                      1998          1998
                                                  ------------   ---------

     Finished goods                                 $    724     $    310
     Work-in-process                                   2,955        1,166
     Raw materials                                     3,100        1,644
                                                    --------     --------
                                                    $  6,779     $  3,120
                                                    ========     ========

                     INTEGRATED SENSOR SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


3.    LINE OF CREDIT/TERM LOAN

     The Company has a bank line of credit agreement, which expires on August 20, 1999. The line allows the Company to borrow the lesser of $3,500,000 or 80% of eligible accounts receivable. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.75% (8.50% at December 31, 1998) and are secured by the assets of the Company. As of December 31, 1998 and March 31, 1998, the Company had borrowings outstanding totaling $400,000 and $900,000, respectively, under the line of credit. The Company also has a $1,500,000 term loan facility for equipment that bears interest at the bank's prime rate plus 1.50% (9.25% at December 31, 1998). As of December 31, 1998, the Company had borrowings outstanding of approximately $264,000 on its term loan which are included with capital leases on the balance sheet. These agreements require the Company to maintain certain financial covenants on a quarterly basis.

4.    COMPREHENSIVE INCOME (LOSS)

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three and nine months ended December 31, 1998, comprehensive income (loss), which was comprised of the Company's net income (loss) for the periods and cumulative translation adjustment, was approximately ($477,000) and ($1,142,000), respectively. For the comparable periods in 1997, comprehensive income (loss) was approximately ($74,000) and $181,000, respectively.

5.    GEOGRAPHIC AND SEGMENT INFORMATION

     The Company operates in one business segment, which is to design, manufacture, and sell end-market specific integrated subsystems and perform nonrecurring engineering projects for the sensor control applications market. The following table summarizes the Company's operations in different geographic areas (in thousands):

                                   Nine Months Ended December 31, 1998
                             -----------------------------------------------
                                                   Adjustments/
                             United States Germany Eliminations Consolidated
                             ------------- ------- ------------ ------------

Revenues to unaffiliated
 customers                     $  7,095   $  9,706    $      -    $ 16,801
Transfers between geographic
 areas                            3,257      1,076      (4,333)          -
                               --------   --------    --------    --------
Total net revenues             $ 10,352   $ 10,782    $ (4,333)   $ 16,801
                               ========   ========    ========    ========
Loss from operations           $ (1,851)  $    (47)   $     63    $  (1835)
                               ========   ========    ========    ========
Identifiable assets            $ 26,552   $ 11,202    $ (7,369)   $ 30,385
                               ========   ========    ========    ========


                                   Nine Months Ended December 31, 1997
                             -----------------------------------------------
                                                   Adjustments/
                             United States Germany Eliminations Consolidated
                             ------------- ------- ------------ ------------


Revenues to unaffiliated
 customers                     $  7,130   $  3,883    $      -    $ 11,013
Transfers between geographic
 areas                            1,061        531      (1,592)          -
                               --------   --------    --------    --------
Total net revenues             $  8,191   $  4,414    $ (1,592)   $ 11,013
                               ========   ========    ========    ========
Income from operations         $    142   $    249    $    (10)   $    381
                               ========   ========    ========    ========
Identifiable assets            $  9,158   $  4,064    $ (2,800)   $ 10,422
                               ========   ========    ========    ========

                      INTEGRATED SENSOR SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                      INTEGRATED SENSOR SOLUTIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


     Export revenues consisting of sales from the Company's U.S. operations to nonaffiliated customers were as follows (in thousands):


                                        Three Months        Nine Months
                                     Ended December 31,  Ended December 31,
                                     ------------------  ------------------
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------

Canada                               $     29  $     49  $    190  $    289
Japan and Korea                           738       602     2,759     1,800
                                     --------  --------  --------  --------
Total                                $    767  $    651  $  2,949  $  2,089
                                     ========  ========  ========  =======

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


7.    NET INCOME (LOSS) PER SHARE

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents.

     Pro forma net loss per share has been computed as described above and also gives effect even if antidilutive to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                        Three Months        Nine Months
                                     Ended December 31,  Ended December 31,
                                     ------------------  ------------------
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------
Numerator for basic and diluted
 net income (loss)                   $   (462) $     (9) $ (1,270) $     95
                                     ========  ========  ========  ========
Denominator:
 Weighted average common shares
  outstanding                           7,617     1,455     7,593     1,426
 Conversion of weighted average
  preferred stock outstanding
  (pro forma)                               -     3,245         -     3,158
                                     --------  --------  --------  --------
Denominator for basic net income
 (loss) per share (pro forma for
 1997)                                  7,617     4,700     7,593     4,584
                                     ========  ========  ========  ========
Effective dilutive securities:
 Employee stock options                     -         -         -       419
                                     ========  ========  ========  ========
Denominator for diluted net income
 (loss) per share                       7,617     4,700     7,593     5,003
                                     ========  ========  ========  ========
Basic and diluted net income (loss)
 per share (pro forma for 1997)      $  (0.06) $  (0.00) $  (0.17) $   0.02

                                     ========  ========  ========  ========

                      INTEGRATED SENSOR SOLUTIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


     Options to purchase 556,306 shares of common stock at prices ranging from $1.125 to $8.313 and warrants to purchase 58,566 shares of common stock at prices ranging from $6.125 to $6.375 were outstanding as of December 31, 1998, but were not included in the computation of diluted earnings (loss) per share for the three and nine months ended December 31, 1998 because to do so would have been anti-dilutive. On December 14, 1998, the Company repriced options to purchase 111,800 shares of common stock held by employees who were not executive officers at prices ranging from $8.00 to $8.313 to the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on that date, $4.375 per share. Officers of the Company did not participate in the repricing. In exchange for the Company's offer to reprice options held by employees, the employees agreed to relinquish any rights that they may have had or may have acquired in the future under each canceled option.


8.   INCREASED OWNERSHIP OF ISS-NAGANO

Effective November 30, 1998 the Company purchased an additional 7.50% ownership of ISS-Nagano, its German subsidiary, for approximately $211,000. As a result of the transaction, the Company's results of operations subsequent to the effective date reflect 81.5% of ISS-Nagano's net income
(loss).

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

Overview

     ISS designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company was incorporated in March 1989 and was principally engaged in research and development activities through fiscal 1993. In fiscal 1991, the Company shipped its first product, an application specific integrated circuit ("ASIC") designed for use with a very low-pressure sensor used in industrial flow measurements. In fiscal 1992, the Company introduced its first integrated sensor device ("ISD"), an after-market product for manifold absolute pressure ("MAP") sensor applications for General Motors automobile engines. The Company subsequently developed and introduced a variety of other ASICs and ISDs. Principally as a result of an increase in product sales, the Company's total revenues have increased to $6.3 million and $16.8 million for the three and nine months ended December 31, 1998 from approximately $4.0 million and $11.0 million for the comparable periods in 1997, respectively. The Company has experienced operating losses in each year since its inception and had an accumulated deficit of $10.7 million as of December 31, 1998.

Results of Operations

     The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:


                                        Three Months        Nine Months
                                     Ended December 31,  Ended December 31,
                                     ------------------  ------------------
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------

Revenues:
 Product revenue                      85.8%     72.6%     87.1%     71.5%
 Contract revenue                     14.2      27.4      12.9      28.5
                                     -----     -----     -----     -----
  Total revenues                     100.0     100.0     100.0     100.0
                                     -----     -----     -----     -----
Cost of revenues:

 Cost of product revenue              66.0      46.8      65.4      48.4
 Cost of contract revenue             13.4      24.8      14.0      23.3
                                     -----     -----     -----     -----
  Total cost of revenues              79.4      71.6      79.4      71.7
                                     -----     -----     -----     -----
 Gross profit                         20.6      28.4      20.6      28.3
                                     -----     -----     -----     -----
Operating expenses:
 Research and development             17.4      10.7      18.6      11.5
 Sales, general and administration    11.9      13.3      12.9      13.3
                                     -----     -----     -----     -----
  Total operating expenses            29.3      24.0      31.5      24.8
                                     -----     -----     -----     -----
Income (loss) from operations         (8.7)      4.4     (10.9)      3.5
Interest expense                      (0.4)     (1.3)     (0.6)     (1.4)
Interest income                        2.5         -       3.2         -
Other income (expense), net           (0.7)     (1.9)      0.6      (0.1)
Minority interest in net (income)
 loss of consolidated subsidiary      (0.1)     (1.4)      0.1      (1.1)
                                     -----     -----     -----     -----
Net income (loss)                     (7.4)%    (0.2)%    (7.6)%     0.9%
                                     =====     =====     =====     =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Three and Nine Months Ended December 31, 1998 and 1997

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

     Total revenues increased for the three and nine months ended December 31, 1998 as compared to the similar periods in 1997. Total revenues were $6.3 million and $16.8 million for the three and nine months ended December 31, 1998, respectively, increases of 57% and 53% over revenues of $4.0 million and $11.0 million for the comparable 1997 periods. The growth in total revenues on a quarterly and year-to-date basis is due to higher product revenue.

     Product Revenue: Product revenue was $5.4 million for the three months ended December 31, 1998 which represented an increase of $2.5 million or 85% over the $2.9 million recognized for the comparable period in 1997. For the nine months ended December 31, 1998 product revenue was $14.6 million which represented an increase of approximately $6.7 million or 86% over the $7.9 million for the comparable 1997 period. These increases were principally due to increased shipments of ISDs for Common Rail Diesel Injection and Vehicle Stability Control Systems. Reflecting the Company's long-term strategy, product revenue increased to 85.8% and 87.1% of total revenues for the three and nine months ended December 31, 1998 from 72.6% and 71.5% for the comparable periods in the prior year. The Company believes that product revenue is likely to increase as a percentage of total revenue.

     Contract Revenue: Contract revenue decreased to approximately $900,000 and $2.2 million for the three and nine months ended December 31, 1998 from $1.1 million and $3.1 million for the comparable periods in 1997. This decrease was primarily due to the smaller number of development contracts and the completion of fewer contractual milestones during the three months and nine months ended December 31, 1998 as compared to the same periods in 1997. Contract revenue as a percentage of total revenues for the three and nine months ended December 31, 1998 decreased to 14.2% from 27.4% and to 12.9% from 28.5% for the similar periods in 1997, respectively. The Company expects contract revenue to continue to decrease as a percentage of total revenues.

     International revenues (export revenues and revenues of the Company's majority-owned subsidiary, ISS-Nagano GmbH, ("ISS-Nagano")) for the three and nine months ended December 31, 1998 were $4.9 million and $12.7 million, increases of $2.6 million or 113% and $6.7 million or 112% over the three and nine months ended December 31, 1997. As a percentage of total revenues, international sales increased to 78% from 58% and to 75% from 54% for the three and nine months ended December 31, 1998 compared to 1997, respectively. These increases were primarily the result of increased sales of media compatible ISDs for Common Rail Diesel Injection and Vehicle Stability Control Systems in Germany. All of the Company's sales in Europe are denominated in Deutsche Marks. Accordingly, a portion of the Company's international revenues is subject to foreign currency fluctuation risks.


Cost of Revenues

     Cost of Product Revenue: The Company's product revenue gross margin decreased 12.5% to 23.0% for the three months ended December 31, 1998 from 35.5% for the similar period in 1997. For the nine months ended December 31 1998, the Company's product gross margin decreased 7.5% to 24.8% from 32.3% for the similar period in 1997. The decrease in product gross margin for the three months ended December 31, 1998 was primarily was due to certain manufacturing inefficiencies due to increased production levels of two products in the Company's German facility as well as increased writedowns for slow moving ASIC inventory. These manufacturing inefficiencies resulted from competing production demands presented by manufacturing two products on one line and are expected to be minimized by the transition to two manufacturing lines in calendar 1999. The decline in product gross margin for the nine months ended December 31, 1998 was due, in part, to increased inventory writedowns and manufacturing inefficiencies, coupled with yield issues associated with the production ramp-up of the Company's HVP and FDR media-compatible ISDs, which materially adversely affected gross margin and operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Cost of Contract Revenue: The Company's contract revenue gross margin decreased to 5.9% and (7.9%) for the three and nine months ended December 31, 1998 from 9.4% and 18.1% for the similar periods in 1997. Cost of contract revenue declined to approximately $800,000 and $2.3 million for the three and nine months ended December 31, 1998 from $1.0 million and $2.6 million for the similar periods in 1997, respectively. The decrease in contract revenue margins was primarily due to the completion of fewer contractual milestones in the three and nine months ending December 31, 1998 compared to the similar periods in 1997. Expenses related to contracts are recorded as incurred, while recognition of revenues occurs when contractual milestones are reached. The Company does not anticipate that the gross margin on contract revenues will grow or even be positive in future periods.


Operating Expenses

     Research and Development: Research and development expense consists primarily of personnel expenses, including salary and benefits, and other product development related engineering expenses not associated with contract revenue. Research and development expenses were $1.1 million and $3.1 million for the three and nine months ended December 31, 1998 as compared to approximately $400,000 and $1.3 million for the similar periods in 1997, respectively. This higher level of expenses for the three and nine months ended December 31, 1998 reflects an overall increase in resources at its ISS-Nagano operations. Research and development expenses as a percentage of total revenues increased to 17.4% and 18.6% percent for the three and nine months ended December 31, 1998 from 10.7% and 11.5% for the similar periods in the prior year, respectively. The Company believes that research and development is essential to the Company's ability to increase revenues. The Company expects research and development expenses to increase in absolute dollars but expects such expenses to decrease as a percentage of total revenues.

     Sales, General and Administrative: Sales, general and administrative expense consists primarily of personnel expenses, including salary and benefits, and professional fees. Sales, general and administrative expenses were approximately $700,000 and $2.2 million for the three and nine months ended December 31, 1998 as compared to approximately $500,000 and $1.5 million for the similar 1997 periods, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of operating as a public company. Sales, general and administrative expense declined slightly to 11.9% and 12.9% as a percentage of total revenues for the three and nine months ended December 31, 1998 as compared to 13.3% for both comparable periods in 1997. The Company expects sales, general and administrative expenses to increase in absolute dollars, reflecting growth in operations and costs associated with being a public entity, but to be stable or decline as a percentage of total revenues.

Interest Expense

     Interest expense decreased to $27,000 and $101,000 for the three and nine months ended December 31, 1998 from $54,000 and $159,000 for the comparable periods in 1997, respectively, due to lower average borrowings resulting from the conversion and repayment of debt.

Interest Income

     Interest income was $160,000 and $554,000 for the three and nine months ended December 31, 1998. The Company recorded no interest income during the three and nine months ended December 31, 1997. The increase in interest income was the result of higher interest-bearing cash balances resulting from the Company's initial public offering in March 1998.

Other Income (Expense), Net

     Other income (expense), net was ($45,000) and $101,000 for the three and nine months ended December 31, 1998 compared to ($76,000) and ($10,000) for the similar periods in 1997. Other income changed primarily due to foreign currency exchange loss of $36,000 for the three months ended December 31, 1998 and a foreign currency exchange gain of $203,000 for the nine months ended December 31, 1998 related to Deutchmark denominated loans that the Company has with ISS-Nagano_.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Minority Interest in Net (Income) Loss of ISS-Nagano

     Minority interest in net income of ISS-Nagano for the three months ended December 31, 1998 was $3,000 compared to $55,000 of minority interest in net income of ISS-Nagano for the three months ended December 31, 1997. Minority interest in net loss of ISS-Nagano for the nine months ended December 31, 1998 was $11,000 compared to $117,000 of minority interest in net income of ISS-Nagano for similar period in 1997. Effective November 30, 1998 the Company purchased an additional 7.50% ownership of ISS-Nagano, its German subsidiary, for approximately $211,000. As a result of the transaction, the Company's results of operations, subsequent to the effective date, reflect 81.5% of ISS-Nagano's net income (loss).


Liquidity and Capital Resources

     Since inception, the Company has financed its operations principally through sales of equity securities, product revenues and contract revenues. At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $10.1 million and working capital of $16.5 million. The Company also has a $3.5 million bank line of credit agreement secured by the assets of the Company that permits borrowings of the lesser of $3.5 million or 80% of eligible accounts receivable. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.75%. At December 31, 1998, the Company also had a $1.5 million term loan facility for capital equipment that bears interest at the bank's prime rate plus 1.50%. The bank line of credit agreement and term loan facility will expire August 21, 1999. At December 31, 1998, the Company had outstanding borrowings of $400,000 under the line of credit agreement and $401,000 under various capital equipment lease financing arrangements. At December 31, 1998, the Company was not in compliance with its profitability covenant and is in the process of obtaining a waiver through that date.

     Net cash used in operating activities was approximately $4.3 million and $939,000 in the nine months ended December 31, 1998 and 1997, respectively. For the nine months ended December 31, 1998, net cash used in operations was primarily attributable to an increase in inventory levels and accounts receivable to support higher sales demand, partially offset by a decrease in accounts payable and the Company's net loss. For the nine months ended December 31, 1997, net cash used in operations was primarily attributable to an increase in inventory levels and an increase in accounts receivable.

     Net cash used in investing activities was $14.7 million and $675,000 in the nine months ended December 31, 1998 and 1997, respectively. Cash used in investing activities for the nine months ended December 31, 1998 was related to the Company's purchase of $9.3 million in short-term investments and $5.2 million in purchases of equipment. Cash used in investing activities for the nine months ended December 31, 1997 was entirely due to the purchase of equipment.

     Net cash provided by financing activities was $2.2 million and $230,000 for the nine months ended December 31, 1998 and 1997, respectively. Cash provided by financing activities was primarily due to the sale of common stock upon exercise of the over allotment option held by the underwriters of the Company's initial public offering and by employees who exercised their stock options. The Company also repaid $500,000 outstanding

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

under its line of credit. For the nine months ended December 31, 1997 the Company repaid $432,000 in notes payable.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high degree of risk. The Company expects that, in the future, cash in excess of current requirements will be invested in short-term, investment grade, interest-bearing securities.

     The Company plans to finance its working capital and other capital resource needs with its current cash and cash equivalents, and cash generated from future operations, if any. The Company believes that these resources will be sufficient to satisfy its working capital and other capital needs for at least the next 12 months.




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

     Limited Profitability; History of Operating Losses. The Company was founded in 1989 and commenced shipments of its initial product in 1990. The Company has never achieved profitability on an annual basis. There can be no assurance that the Company will be profitable in the future on a quarterly basis or that it will achieve profitability on an annual basis. As of December 31, 1998, the Company had an accumulated deficit of approximately $10.7 million.

     Implementation of New Automated Manufacturing Line. The Company is currently developing a new automated manufacturing line at its German facility for the manufacture of Vehicle Stability Control System ISDs which will involve existing technologies currently employed by the Company's Common Rail Diesel Injection ISD manufacturing line at the same facility. There can be no assurance that the transition of Vehicle Stability Control System ISDs processing to the new line will be achieved on schedule without encountering any delays in the process implementation. Nor can there be any assurance that the Company will achieve acceptable manufacturing yields or that the operating income margins on such products will be comparable to those realized in connection with the Company's current manufacturing line. Failure to achieve acceptable yields or margins could adversely affect the Company's financial condition and results of operations.

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

     Significant Customer Concentration. Historically, a relatively small number of customers have accounted for a significant percentage of the Company's total revenues, and the Company expects that this trend will continue. In the nine months ended December 31, 1998, the Company had two customers which accounted for 15% and 14% of total revenues, respectively, and one customer, Bosch, which accounted for 48% of total revenues. In the nine months ended December 31, 1997, the Company had one customer that accounted for 12% of total revenues and two customers, Bosch and Masco Tech, which accounted for 30% and 25% of total revenues, respectively. As a result, any cancellation, reduction, rescheduling or delay in orders by or shipments to any customer or the discontinuation or redesign by any customer of its products which currently incorporate one or more of the Company's products would have a material adverse effect on the Company's business, financial condition or operating results.

     Dependence on Automotive Industry; Need to Penetrate New Markets. The Company has historically derived approximately 88% of its total revenues from products sold for applications in the automotive industry. Accordingly, improvement in the Company's future operating results will depend in part on its ability to increase its market share in the automotive industry and to penetrate new markets. Further, the Company believes that its operating results may be affected by the cyclical nature of the automotive industry. Any downturn in any customer's business or the economy in general may cause purchases of the Company's products to be deferred, reduced or canceled resulting in a material adverse effect on the Company's business, financial condition or operating results. If the Company were unable to successfully penetrate new markets or to expand its penetration of the automotive market, its business, financial condition or operating results would be materially adversely affected.

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

     The use of independent wafer foundries entails certain other risks, including reduced control over manufacturing yields and production costs. The Company has from time to time experienced lower than anticipated manufacturing yields in connection with the introduction of new products. Yield losses could have a material adverse effect on the Company's operating results. There can be no assurance that the Company's wafer foundries will not produce wafers with lower than expected manufacturing yields in the future, which could materially adversely affect the Company's business, financial condition or operating results.

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

Company's operations may also occur if key suppliers or customers experience disruptions in their ability to purchase, supply or transact with the Company due to Y2K issues. The Company's global operations rely heavily on the infrastructures within the countries in which it does business. The Y2K readiness within infrastructure suppliers (utilities, government agencies such as customs, and shipping organizations) will be critical to the Company's ability to avoid disruption of its operations. The Company continues to assess its systems, equipment, facilities and processing to determine its Y2K readiness and has committed personnel and resources to resolve potential Y2K issues. To date, the Company has confirmed the Y2K compliance of its domestic and international financial systems. Further, the Company is now focused on manufacturing system compliance and is in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Y2K compliant. The Company also is working with industry trade associations to evaluate the Y2K readiness of infrastructure suppliers. In the event that suppliers are not Y2K compliant, it could have a material adverse effect on the Company's results or financial condition. The Company plans to complete the assessment of its Y2K readiness by the end of the first quarter of calendar 1999.

     The Company will perform remediation procedures concurrent with its assessment planning. The Company currently believes that the remediation costs of the Y2K issue will not be material to the Company's results of operations or financial position. Cumulatively through December 31, 1998 the Company has incurred remediation expenses of less than $10,000. While the Company currently expects that the Y2K issue will not pose significant operational problems, delays in adequately addressing Y2K issues, or a failure to fully identify all Y2K dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, could have material adverse consequences, including delays in the production, delivery or sale of products. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. The Company intends to complete the contingency planning phase of its Y2K readiness in the first half of calendar 1999.

                       PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date hereof, to the Company's knowledge, there are no legal proceedings in which the Company is involved or litigation pending against the Company.


ITEM 5.  OTHER INFORMATION

Use of Proceeds

     The net proceeds to the Company from the sale of the 2,875,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-41351 and No. 333-47885), effective March 13, 1998, including the underwriter's exercise of their over-allotment on April 8, 1998, were approximately $20,451,000 after deducting underwriting discounts and commissions, the Representatives' non-accountable expense allowance and other offering expenses. From the date of the closing of the initial public offering through December 31, 1998, the Company applied the net proceeds as follows: $766,347 was used to pay indebtedness to a related party, approximately $5,480,000 was used to purchase capital equipment, $801,275 was used to pay indebtedness to another related party, $500,000 was used to pay down the line of credit at the bank, approximately $12.9 million was used for operating expenses and inventory purchases.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.
           ---------


           Exhibit
           -------
             No.                    Description
             ---                    -----------

           3.1****   Restated Certificate of Incorporation of Registrant
                     dated October 26, 1998.
           3.2**     Bylaws of Registrant.
           4.1*      Restated Registration Rights Agreement.
          10.1*      1989 Stock Option Plan and form of option agreement
                     thereunder.
          10.2*      1997 Stock Option Plan and form of option agreement
                     thereunder.
          10.3***    1997 Employee Stock Purchase Plan and form of
                     subscription agreement thereunder.
          10.4**     Form of Indemnity Agreement for Officers and Directors.
          10.5+**    Development Agreement between ISS-GmbH and Robert
                     Bosch GmbH dated May 25, 1995.
          10.6+**    Development Agreement among ISS-Nagano GmbH, Integrated
                     Sensor Solutions, Inc. and Robert Bosch GmbH dated May
                     17, 1996.
          10.7+**    Supply Agreement between Integrated Sensor Solutions,
                     Inc. ISS-Nagano GmbH and Robert Bosch GmbH dated
                     November 18, 1996.
          10.8**     Lease between Montague Oaks Associates Phase III and
                     Integrated Sensor Solutions, Inc. dated June 2, 1994, as amended.
          10.9**     Continuous Sales and Purchase Agreement by and between
                     Nagano Keiki Seisakusho, Ltd. and Integrated Sensor
                     Solutions, Inc. dated December 1, 1996.
          10.10**    Continuous Sales and Purchase Agreement by and between
                     Nagano Keiki Seisakusho, Ltd. and Integrated Sensor
                     Solutions, Inc. dated June 1, 1997.

          10.11**    Security Agreement by and between Integrated Sensor
                     Solutions, Inc. and Silicon Systems, Inc. dated
                     December 1, 1995.
          10.12**    Credit Agreement between Integrated Sensor Solutions,
                     Inc. and Silicon Systems, Inc. dated December 1, 1995.
          10.13**    Loan and Security Agreement by and between Silicon
                     Valley Bank and Integrated Sensor Solutions, Inc. dated
                     July 10, 1996, as amended.
          10.14****  Loan Modification Agreement by and between the
                     Registrant and Silicon Valley Bank dated August 21,
                     1998 amending the Loan and Security Agreement dated
                     July 10, 1996, as amended.
          10.15**    Lease Agreement between Geschaftsraum-Mietvertrag and
                     ISS-Integrated Sensor Solutions GmbH dated September
                     12, 1994.
          10.16*     Agreement relating to change in equity ownership of
                     ISS-Nagano GmbH dated July 30, 1997.
          21.1**     List of Subsidiaries of the Registrant.
          24.1**     Power of Attorney (see page II-5).
          27.1       Financial Data Schedule.
          27.2       Restated Financial Data Schedule.

___________

* Filed as an exhibit to Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-41351) on February 5, 1998.

** Filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-41351) on December 2, 1997.

***   Filed as an exhibit to Annual Report on Form 10-KSB on June 30,
      1998.

****  Filed as an exhibit to Quarterly Report on Form 10-QSB on September 30,
      1998.

+ Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to orders for confidential treatment under 17 C.F.R. Sections
      200.80(b)(4), 200.83 and 230.46.


(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1998.

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



                                      INTEGRATED SENSOR SOLUTIONS, INC.
                                      ---------------------------------
                                                 (Registrant)



Date: February 16, 1999          By:  /s/      DAVID SATTERFIELD
                                      --------------------------------
                                               David Satterfield
                                   Vice President Finance & Administration,
                                              Corporate Secretary
                                            (Authorized Officer and
                                Principal Financial  and Accounting Officer)