Form 10KSB
period 1999-03-31
INTEGRATED SENSOR SOLUTIONS INC
filed 1999-07-15
CIK 929846

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC.  20549
                                 FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999
      Or
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

                         Commission File Number:  0-23841

                         INTEGRATED SENSOR SOLUTIONS, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                                 77-0212047

    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

                  625 River Oaks Parkway, San Jose, CA 95134
              (Address of principal executive offices) (Zip code)
                                (408) 324-1044
                         (Issuer's telephone number)

        Securities registered under Section 12(b) of the Exchange Act:

    Title of each class           Name of each exchange on which registered
    -------------------           -----------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [X]

The issuer's revenues for its most recent fiscal year ended March 31, 1999 were $23,411,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on March 31, 1999 was approximately $31,648,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded for purposes of the preceding computation, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 1999, Registrant had 7,672,210 shares of Common Stock outstanding.

The number of shares outstanding of the issuer's common stock as of July 12, 1999 was 7,741,806.

                     DOCUMENTS INCORPORATED BY REFERENCE


Transitional Small Business Disclosure Format.      YES [  ]  NO [X]


This Annual Report on Form 10-KSB contains 81 pages with the exhibit index starting on page 38.


                      INTEGRATED SENSOR SOLUTIONS, INC.

                                 FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                              TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

Item 1.   Description of Business.......................................     3

Item 2.   Description of Property.......................................    13

Item 3.   Legal Proceedings.............................................    13

Item 4.   Submission of Matters to a Vote of Security Holders...........    13


                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......    14

Item 6.   Selected Financial Data.......................................    15

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    16

Item 8.   Financial Statements and Supplementary Data...................    31

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    31


                                   PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.............    32

Item 11.  Executive Compensation........................................    33

Item 12.  Security Ownership of Certain Beneficial Owners and Management    34

Item 13.  Certain Relationships and Related Transactions................    36


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K......................................................    39

Signatures..............................................................    40


                                   PART I

Forward looking statements in this Annual Report on Form 10-KSB are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained in Item 7 of this report under the caption entitled, "Management's Discussion and Analysis Of Financial Condition and Results of Operation--Business Factors" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.


ITEM 1.  DESCRIPTION OF BUSINESS

     On May 3, 1999, the Company and Texas Instruments ("TI") announced that they had entered into an agreement for TI to acquire the Company. The agreement is for an all-cash tender offer for all outstanding shares of ISS's common stock at $8.05 per share, or about $62 million. According to the terms of the agreement, the company will become part of the Automotive Sensors & Controls group of TI's Materials and Controls ("M&C") business based in Attleboro, Massachusetts. The Company and TI currently anticipate that the transaction will be completed the third week of July 1999. After completion, the Company will terminate its registration under the Securities Exchange Act of 1934 and cease filing public reports.

     TI commenced the all cash tender offer on May 7, 1999, and the tender offer was originally scheduled to expire at midnight EDT on June 4, 1999. On July 6, 1999, 98.3 percent of the Company's shares have been tendered and TI again extended the tender offer, this time until July 16, 1999. The tender offer was previously scheduled to expire on Friday, July 2. About 7.6 million shares of Integrated Sensor had been tendered by that date. German antitrust
authorities have not yet completed their review of the proposed deal.   TI
intends to acquire the Company's common stock through a wholly-owned subsidiary of TI. Any shares not purchased in the tender offer will be acquired for the tender offer price in cash in a second-step merger.

     The boards of directors of both companies have unanimously approved the acquisition, and the Company's board of directors has recommended that the Company's stockholders accept TI's all cash tender offer. Consummation of the acquisition is contingent upon the tender of a majority of ISS's outstanding common stock on a fully-diluted basis, antitrust agency approvals in the United States and Germany and certain other conditions.

Overview

     ISS designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company's objective is to become a leading supplier of application specific integrated circuits ("ASICs") and integrated sensor devices ("ISDs") for electronic control systems in these markets. Currently, ISS has over 20 customers worldwide, including market leaders such as Bosch, John Deere, Echlin, Honda, Knorr-Bremse, MascoTech, Michelin, Nagano and Sumitomo. Through these and other customers, the Company's products have been designed into the vehicles of leading manufacturers such as Fiat, Ford, Honda, Mercedes Benz, Mitsubishi, Nissan and Peugeot as well as into industrial systems manufactured by companies such as Tokyo Gas and Eaton Corporation.

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

      The Company has established strategic alliances with a number of significant manufacturers such as Bosch and Nagano. These strategic alliances are intended to be long term, mutually beneficial relationships focusing on joint technology and product development, manufacturing and exclusive or preferred supply arrangements. The Company believes that OEM technical partnering arrangements with its customers allow the Company to combine its technology with the systems expertise of its customers and to rapidly introduce new products based on the technology developed through these alliances. Industry Background

     Companies in the automotive and industrial markets are increasingly incorporating electronic sensors into their products to respond to developments in the competitive global marketplace. For example, a typical automobile manufactured today contains approximately 20 electronic sensors with some vehicles having as many as 60 electronic sensors. Electronic sensors can enable manufacturers to satisfy customer demands for longer warranties, increased product performance, reliability and energy efficiency and to comply with environmental, safety and other governmental regulations.

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

     Expand and Leverage Strategic Alliances.  An important element of the
     ---------------------------------------
     Company's strategy is to form alliances and joint development arrangements with suppliers and customers to create ASICs and ISDs that are designed into high performance, high volume products and systems. The Company believes that strong strategic alliances enable it to sell multiple products to select manufacturers in the automotive and industrial markets. By working with such customers, the Company gains an understanding of the customers' product development strategies and insight into their future needs. Forming alliances with industry leaders also increases the Company's visibility and acceptance of the Company's products and technologies in the marketplace.

     Leverage Low Cost ISD Manufacturing Processes.  The Company's technologies
     ---------------------------------------------
     enable it to manufacture its ISDs on automated, high volume, low cost assembly lines. Because of the relatively low capital expenditures required to construct these facilities, the Company can locate them in close proximity to its customers. The Company has established one such facility in Dresden, Germany which has enhanced the Company's relationships with its German customers by enabling the Company to provide them with quick response and effective technical support. The Company intends to establish additional manufacturing operations near other customer bases in North America, Asia and Europe.

     Maintain Technological Leadership.  The Company's Intelligent Sensing
     ---------------------------------
     Architecture, advanced macrocell library, behavioral simulation software, calibration software and ISD package design technology and manufacturing know-how enable it to develop and manufacture ASICs and ISDs with high levels of accuracy, functionality and performance. The Company plans to continue to enhance its core technologies and to integrate them with new generations of sensing elements, such as fiber optic and chemical sensing elements. The Company is entering the production phase of its low power ASICs, wireless sensing products and single chip sensor solutions in which the sensing element is integrated into the Company's ASIC. The Company is also exploring technologies to enable in-system programmability and to extend the range of operating conditions for electronic control systems incorporating its ISDs.

     Increase Product Offerings and Penetrate New Markets.  The Company intends
     ----------------------------------------------------
     to develop and introduce new ASICs and ISDs for the automotive, industrial, office and consumer markets. Building on the technology developed for custom products, the Company can shorten the development time of similar products for new applications and markets and rapidly introduce standard products. ISS believes that continuously developing and introducing new ASICs and ISDs will enable the Company to enter markets at a competitive price point with opportunities for future cost reductions to strengthen the Company's competitive position. The Company also believes that it can expand into new industrial applications and identify and exploit office and consumer markets with new products based on its proprietary technology.

     Capitalize on Fabless Semiconductor Model.  ISS does not own or operate a
     -----------------------------------------
     semiconductor fabrication facility and relies on third parties for the manufacture of its ASICs. The Company's fabless business model allows it to focus its resources on developing new technologies and products, while minimizing capital and operating infrastructure requirements. The Company seeks to leverage the flexibility of its fabless semiconductor business model to lower technology and production risks and increase profitability. In addition, the Company's reliance on mainstream semiconductor manufacturing technologies rather than newer, more expensive manufacturing processes reduces the risks inherent in newer, less proven process technologies.

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

Products

     The Company's two product lines are ASICs and ISDs. These product lines include both standard products and customized solutions that have been developed to address the needs of a broad range of specific applications and to enhance the value of customer systems. The Company develops its custom products by working closely with its customers and builds on this experience to create standard products.

     Application Specific Integrated Circuits

     The Company designs, manufactures and markets ASICs for individual sale and ISDs that incorporate its ASICs. ASICs incorporated into the Company's ISDs complement selected sensing elements and integrate signal conditioning, calibration, diagnostics, fault detection and other system functions. In this way the Company leverages its ASICs and design, ISDs manufacturing and packaging processes into proprietary value-added products.

     The Company's ASICs are sold to manufacturers that integrate these ASICs into their own ISDs and electronic control systems. Custom ASICs are developed pursuant to arrangements with specific customers for incorporation into particular electronic control systems. For example, the Company has developed custom ASICs for use in gas flow meters that detect leaks and measure gas flow for certain Japanese utility companies. These ASICs are designed to work with very low power consumption battery powered systems. These ASICs amplify, correct and filter very low level analog signals from the sensing elements and convert them to digital form for processing by the meter controller. Another custom ASIC is used with accelerometers in air bag systems. This ASIC amplifies and corrects the accelerometer sensing element signal and performs diagnostics to alert the electronic control computer in the event of a sensing element problem.

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

     Integrated Sensor Devices

     The Company's ISDs consist of commercially available or custom sensing elements that are packaged together with the Company's proprietary ASICs. The Company sells ISDs to customers in the automotive and industrial markets for incorporation into a wide variety of electronic control systems in vehicles and industrial systems. The Company has several families of ISDs, examples of which are manifold absolute pressure ("MAP") sensors, tire pressure sensors and media compatible pressure sensors for fuel systems. The MAP ISDs are sold into the aftermarket for use in engine control in Ford, Chrysler and GM automobile engines to measure the air pressure in the intake manifold enabling the engine control computer to measure and adjust the air/fuel ratio.

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

     The Company is currently developing a new family of ISDs for tire performance monitoring. These products measure and transmit tire pressure, temperature and identification to a remote transceiver over a wireless link for tire performance monitoring and trend analysis. The Company's tire performance monitoring ISDs feature a "single-chip sensor" construction in which pressure and temperature sensing elements are combined on a single chip along with ASIC functions, including analog sensor signal conditioning circuits, nonvolatile memory for tire identification and sensor data storage, digital logic and transceiver communications circuits. The Company expects to introduce a low power wireless, valve stem-mounted ISD into the aftermarket in calendar 2000. The Company also expects to introduce OEM in-tire products for both on-road trucks as well as off-road construction and other heavy duty vehicles in calendar 2000. The average selling prices of the Company's ISDs range from approximately $9.00 to $50.00 per unit depending on the volume.

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

     To establish a supply relationship with a customer, the Company typically must satisfy exacting product requirements and qualify its manufacturing lines. Although this process is lengthy and can be costly for the Company and the customer, it often results in a long-term supply arrangement and can create a barrier to entry for other suppliers. To improve its ability to satisfy customers' product and manufacturing requirements, the Company works closely with its customers' engineering teams to develop and implement advanced manufacturing processes. The Company has achieved ISO 9001 certification and undertaken programs to implement QS-9000 quality systems in order to minimize the time required to qualify its products and manufacturing lines with customers.


     The Company's customers include the following companies:

Bosch                    Hokoriku Denki              Michelin
Daimler/Benz             Honda                       Nagano
John Deere               Hydraulic Ring              Omron
Echlin                   Johnson Controls            Siemens
Freightliner             Knorr-Bremse                Snap-On-Tools
GFI Control Systems      Lucas Diesel Systems        Sumitomo
Hewlett-Packard



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


Competition

     The markets in which the Company competes are highly competitive and characterized by diverse industry requirements and severe pricing pressure in many applications. The Company believes that the principal competitive factors affecting its markets include price, supply assurance, product performance and quality, flexibility and responsiveness. The Company believes that it competes favorably with respect to these competitive factors. The Company's technology and products have been well accepted by leaders in the automotive and industrial markets. Through strategic alliances the Company is uniquely positioned to address the emerging needs of the market. Finally, the singular focus on sensor applications enables the Company to respond quickly to meet the customers' needs. See "Risk Factors - Competition."


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

     The Company currently relies on American Microsystems, Inc., Micrel Semiconductor, Inc. and Silicon Systems, Inc. for the fabrication of essentially all of its ASICs, including those incorporated into its ISDs. The Company is currently qualifying products from a fourth foundry, Alcatel Microelectronics. The Company received first wafer samples in June 1999. The Company is also qualifying products from a fifth foundry, Chartered Semiconductor. The Company's ASIC design technology does not rely on state-of-the-art or specialty semiconductor processes and instead uses CMOS wafer fabrication processes that are a generation behind the leading edge processes in high demand by the computer and communications industries. As a result, fluctuations in the supply and demand for wafer fabrication capacity have less impact on the Company than on companies whose products require the more advanced, small geometry processes. Nonetheless, continued access to high quality wafer foundry capacity is critical to the Company's ability to meet customer demands. The Company has from time to time experienced lower than anticipated manufacturing yields and long supply lead times from its foundry suppliers.

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

     In May 1999, the Company began production of its Vehicle Stability Control System ISD at its new automated manufacturing line in Dresden, Germany. The line was officially inaugurated in June 1999. Also, in June 1999, the Company commenced production on an additional automated line for the HVP media compatible ISD.

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

     The Company has been a qualified supplier to various automotive manufacturers for a number of years and has achieved ISO 9001 certification and has commenced the process to obtain QS-9000 certification. ISO 9001 is a quality assurance model that is used by companies in the course of the design, production, inspection, test, installation and service processes. The ISO quality specifications are comprehensive and internationally supported. QS-9000 is the Quality Management System that automakers are increasingly requiring of their suppliers. QS-9000 is an ISO 9001-based system that incorporates industry specific features agreed upon by Chrysler, Ford and GM. These quality systems are designed to reduce errors and cost while improving design control and productivity. The Company has targeted completion of the QS accreditation process in calendar 1999.


Research and Development

     During fiscal years 1999, 1998 and 1997, research and development expenses were approximately $4.4 million, $1.9 million and $1.4 million, respectively. In addition, during fiscal years 1999, 1998 and 1997, the Company had $3.0 million, $4.0 million and $2.7 million of costs related to contract revenue.

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

     Consistent with this strategy, the Company retained six independent sales representative organizations in selected U.S. regions. Sales representatives/distributors in France, Germany, Italy and Switzerland as well as Japan and Korea, also support the Company's sales efforts with targeted accounts. The Company expects that its marketing and sales expenses will remain a relatively small percentage of total revenues.

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

     The Company has been issued six patents and has four patent applications in the United States and three foreign patent applications.


Employees

     As of March 31, 1999, the Company had 166 full-time employees, including 93 employees in Germany. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no work stoppages and believes that its relations with its employees are good.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal administrative, sales, marketing, engineering, research and development facility is located in 36,000 square feet of space in San Jose, California. The space is leased by the Company through June 2004. The Company also leases a 12,000 square foot manufacturing and sales facility in Dresden, Germany. The Dresden facility is occupied under a lease that expires August 1, 2000. In May 1998, the Company's German subsidiary entered a lease agreement for a new 28,000 square foot facility. This lease expires in 2009.


ITEM 3. LEGAL PROCEEDINGS

     As of the date hereof, to the Company's knowledge, there are no legal proceedings in which the Company is involved or litigation pending against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     Market Information and Recent Sales of Unregistered Securities
        --------------------------------------------------------------

     The Company's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "ISNR." The following table sets forth, for the quarter indicated, the high and low sales price per share of the Company's common stock as reported on the Nasdaq National Market:

     The range of daily closing prices per share for the Company's common stock from March 13, 1998 to March 31, 1999 was:


           Year Ended March 31, 1999:               High             Low
           --------------------------               ----             ---
        Fourth quarter                            $ 7.000         $ 2.500
        Third quarter                             $ 4.500         $ 3.313
        Second quarter                            $ 5.875         $ 3.422
        First quarter                             $ 8.875         $ 4.750

           Year Ended March 31, 1998:               High             Low
           --------------------------               ----             ---

        Fourth Quarter (since March 13, 1998)     $ 9.063         $ 8.000



     The reported last sale price of the Company's common stock on the Nasdaq National Market on July 12, 1999 was $7.9375. As of June 30, 1999, there were approximately 110 holders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the actual number of stockholders is greater than this number of holders of record. The Company estimates that it has approximately 11 beneficial owners of its common stock.

     The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the Company's capital stock without the bank's prior written consent. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements contained in Item 14.

     During the year ended March 31, 1999, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)     Report of offering securities and use of proceeds therefrom:
        ------------------------------------------------------------

     The net proceeds to the Company from the sale of the 2,875,000 shares of Common Stock in the Company's initial public offering (Registration Statement No. 333-41351 and No. 333-47885), effective March 13, 1998, including the underwriter's exercise of their over-allotment on April 8, 1998, were approximately $20,391,000 after deducting underwriting discounts and commissions, the Representatives' non-accountable expense allowance and other offering expenses. From the date of the closing of the initial public offering through March 31, 1999, the Company applied the net proceeds as follows:
$766,347 was used to pay indebtedness to a related party, approximately $5.5 million was used to purchase capital equipment, $801,275 was used to pay indebtedness to another related party, $500,000 was used to pay down the line of credit at the bank, approximately $12.8 million was used for operating expenses and inventory purchases.

ITEM 6.     SELECTED FINANCIAL DATA


                                          Fiscal Year Ended March 31,
                                          ---------------------------
                                  1999      1998      1997      1996     1995
                                  ----      ----      ----      ----     ----
                                  (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
  Product revenues.............$ 20,797  $ 11,173  $  8,049  $  5,337 $  3,669
  Contract revenues............   2,614     4,052     2,255     2,993    1,307
                               --------  --------  --------  -------- --------
Total revenues.................  23,411    15,225    10,304     8,330    4,976
Cost of revenues:
  Cost of product revenues.....  17,100     8,349     7,292     5,250    3,624
  Cost of contract revenues....   2,993     4,041     2,731     2,150      996
                               --------  --------  --------  -------- --------
Total cost of revenues.........  20,092    12,391    10,023     7,400    4,620
                               --------  --------  --------  -------- --------
Gross margin...................   3,319     2,835       281       930      356
                               --------  --------  --------  -------- --------
Operating expenses:
  Research and development.....   4,431     1,850     1,438       742      701
  Sales, general and
    administrative.............   3,275     2,099     1,760     1,390    1,299
                               --------  --------  --------  -------- --------
Total operating expenses.......   7,706     3,949     3,198     2,132    2,000
                               --------  --------  --------  -------- --------
Loss from operations...........  (4,388)   (1,114)   (2,917)   (1,202)  (1,644)
Interest income................     623         -         -         -        -
Interest expense...............    (123)     (232)     (260)     (226)     (96)
Other income...................     (67)      111        27       366      587
Minority interest in net
 (income) loss of ISS-Nagano
 GmbH..........................      59       (23)      521       311       37
                               --------  --------  --------  -------- --------
Net loss.......................$ (3,896) $ (1,258) $ (2,629) $   (751)$ (1,116)
                               ========  ========  ========  ======== ========

Basic and diluted net loss
  per share....................$  (0.51) $  (0.72) $  (2.06)
                               ========  ========  ========
Shares used in computing basic
  and diluted per share amounts   7,610     1,748     1,276
                               ========  ========  ========


                                                     March 31,
                                                     ---------

                                  1999      1998      1997     1996    1995
                                  ----      ----      ----     ----    ----
                                                  (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalent.....$  5,063  $ 17,610  $  2,059  $   521 $     847
  Working capital..............$ 12,226  $ 19,167  $  2,139  $   150 $   1,056
  Total assets.................$ 28,387  $ 27,761  $  8,709  $ 5,687 $   5,625
  Long-term obligations........$    147  $    108  $    197  $    22 $      24
  Total stockholders' equity...$ 20,047  $ 21,235  $  3,683  $ 1,141 $   1,849



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this
Item 7 and elsewhere in this Form 10-KSB that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

	On May 3, 1999, the Company and Texas Instruments ("TI") announced that they had entered into an agreement for TI to acquire the Company. The agreement is for an all-cash tender offer for all outstanding shares of ISS's common stock at $8.05 per share, or about $62 million. According to the terms of the agreement, the company will become part of the Automotive Sensors & Controls group of TI's Materials and Controls ("M&C") business based in Attleboro, Massachusetts. The Company and TI currently anticipate that the transaction will be completed the third week of July 1999. After completion, the Company will terminate its registration under the Securities Exchange Act of 1934 and cease filing public reports.

     TI commenced the all cash tender offer on May 7, 1999, and the tender offer was originally scheduled to expire at midnight EDT on June 4, 1999. On July 6, 1999, 98.3 percent of the Company's shares have been tendered and TI again extended the tender offer, this time until July 16, 1999. The tender offer was previously scheduled to expire on Friday, July 2. About 7.6 million shares of Integrated Sensor had been tendered by that date. German antitrust
authorities have not yet completed their review of the proposed deal.   TI
intends to acquire the Company's common stock through a wholly-owned subsidiary of TI. Any shares not purchased in the tender offer will be acquired for the tender offer price in cash in a second-step merger.

     The boards of directors of both companies have unanimously approved the acquisition, and the Company's board of directors has recommended that the Company's stockholders accept TI's all cash tender offer. Consummation of the acquisition is contingent upon the tender of a majority of ISS's outstanding common stock on a fully-diluted basis, antitrust agency approvals in the United States and Germany and certain other conditions.

Overview

     ISS designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company was incorporated in March 1989 and was principally engaged in research and development through fiscal 1993. In fiscal 1991, the Company shipped its first product; an ASIC designed for use with a very low-pressure sensor used in industrial flow measurements. In fiscal 1992, the Company introduced its first ISD, an after-market product for manifold absolute pressure ("MAP") sensor applications for General Motors automobile engines. One of the major objectives in introducing the MAP ISDs was to demonstrate the viability of the Company's technology in the rugged, "under the hood" environment. The Company subsequently developed and introduced a variety of other ASICs and ISDs. Principally as a result of an increase in product sales, the Company's total revenues have increased from approximately $10.3 million in fiscal 1997 to $23.4 million in fiscal 1999. The Company has experienced operating losses in each year since its inception and had an accumulated deficit of $13.3 million as of March 31, 1999.

     The Company experienced higher than anticipated product costs during fiscal year 1999 largely due to lower production yields for ISD's produced at its German Operation, coupled with declining average selling prices for these products as the units volumes increased. Lower production yields were largely due to using the existing manufacturing line for two different products, which created, manufacturing inefficiencies.

     The Company derives its revenues from sales of its ASICs and ISDs and from product development contracts. Beginning in fiscal 1995, product sales have accounted for a significant majority of the Company's revenues, and the Company anticipates that the percentage will increase in the future. The Company sells a substantial portion of its products pursuant to long-term, exclusive contracts that typically contain volume-pricing provisions that require the Company to reduce its per unit price as certain volume levels are achieved. If the Company is unable to make corresponding product cost reductions, the resulting decline in the average selling prices of the Company's products sold pursuant to such contracts will reduce the Company's product gross margin. The Company anticipates that all of its products will experience declining average selling prices over their life cycles with a similar potential impact on product gross margin if the Company is unable to reduce corresponding costs or introduce new products with higher gross margins. The Company's strategy is to improve its product gross margin despite the declining average selling prices by reducing cost of product revenues, introducing new products with higher gross margins and addressing new markets. See "Risk Factors - Declining Average Selling Prices."

     The Company's cost of product revenues includes the costs of wafer fabrication, raw materials, third party assembly and direct and indirect costs of procurement, scheduling, testing, calibration of ISDs, housing assembly for ISDs and quality assurance. The Company is actively attempting to reduce these costs by, among other things, improving yields on existing products, fabricating its ASICs on larger wafers using smaller geometries and performing more manufacturing, assembly and test operations in-house. In addition, to the extent that the volume of product shipments increases, the Company may be able to obtain volume discounts to lower its costs of raw materials, components and services. Higher volumes may also result in allocation of fixed costs over a larger revenue base and a corresponding reduction in per unit product costs. Nonetheless, the Company's ability to reduce product costs may be adversely affected by a number of factors outside the Company's control including, among other things, fluctuations in manufacturing yields and availability and cost of manufacturing and assembly capacity and of raw materials. In the past, the Company has experienced significant, unanticipated price increases for wafer fabrication and significant assembly supply disruptions which materially adversely affected the Company's operating results. In addition to its efforts to reduce cost of product revenues, the Company believes it can mitigate the effects of declining average selling prices by continually introducing new products and addressing new markets with existing and new products. The Company has made significant investments in its product development resources to address these issues. There can be no assurance, however, that the Company will be able to reduce its product costs or introduce new products in a timely manner to maintain or increase its current product gross margin levels. Any failure to maintain such gross margins could have a material adverse effect on the Company's business, financial condition or operating results. See "Risk Factors - Declining Average Selling Prices."

     The Company's revenues in any period are substantially dependent upon sales to and product development contracts with a small number of customers. Revenues from customers that represented at least 10% of total revenues in each of fiscal 1999, 1998 and 1997 accounted for 80%, 68% and 75% of total revenues, respectively. The Company expects that this trend will continue for the foreseeable future.

Results of Operations

     The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:


                                                       Year Ended March 31,
                                                       --------------------
                                                     1999      1998      1997
                                                     ----      ----      ----
Revenues:
  Product revenues.................................  88.8%     73.4%     78.1%
  Contract revenues................................  11.2      26.6      21.9
                                                    -----     -----     -----
Total revenues..................................... 100.0     100.0     100.0
                                                    -----     -----     -----
Cost of revenues:
  Cost of product revenues.........................  73.0      54.8      70.8
  Cost of contract revenues........................  12.8      26.6      26.5
                                                    -----     -----     -----
Total cost of revenues.............................  85.8      81.4      97.3
                                                    -----     -----     -----
Gross margin.......................................  14.2      18.6       2.7
Operating expenses:
  Research and development.........................  18.9      12.1      13.9
  Sales, general and administrative................  14.0      13.8      17.1
                                                    -----     -----     -----
Total operating expenses...........................  32.9      25.9      31.0
Loss from operations............................... (18.7)     (7.3)    (28.3)





Interest income....................................   2.6      (1.5)     (2.5)
Interest expense...................................  (0.5)     (1.5)     (2.5)
Other income (expense).............................  (0.3)      0.7       0.3
Minority interest in net (income) loss of
 ISS-Nagano GmbH...................................   0.3      (0.2)      5.0
                                                    -----     -----     -----
Net loss........................................... (16.6)%    (8.3)%   (25.5)%
                                                    =====     =====     =====



Comparison of Years Ended March 31, 1999, 1998 and 1997

Revenues

     Product Revenues.  Product revenues increased by 86.1% to $20.8 million in
     -----------------
fiscal 1999 from $11.2 million in fiscal 1998. This increase was principally due to increased shipments of ISDs for Common Rail Diesel Injection and Vehicle Stability Control Systems as well as ASIC's incorporated into sensors for the gasoline direct injection systems. Reflecting the Company's long-term strategy, product revenue increased to 88.8% of total revenues for fiscal 1999 from 73.4% in the prior year. Product revenues increased by 38.8% to $11.2 million in fiscal 1998 from $8.0 million in fiscal 1997. This increase was principally the result of an increase in ISD product revenues at ISS-Nagano GmbH, the Company's majority owned subsidiary ("ISS-Nagano"). The Company believes that product revenue is likely to increase as a percentage of total revenue.

     Contract Revenues.  Contract revenues decreased by 35.5% to $2.6 million
     ------------------
in fiscal 1999 from $4.1 million in fiscal 1998. This decrease was primarily due to fewer new development contracts in fiscal 1999 as the Company focused on completing existing contract milestones. Contract revenue as a percentage of total revenues for fiscal 1999 decreased to 11.2% from 26.6% for fiscal 1998, respectively. Contract revenues increased by 79.7% to $4.1 million in fiscal 1998 from $2.3 million in fiscal 1997. This increase in fiscal 1998 was due to several new product development programs initiated during the year as well as meeting milestones from contracts initiated during fiscal 1997. The Company expects contract revenue to continue to decrease as a percentage of total revenues.

     International revenues (export revenues and revenues of ISS-Nagano) were $18.0 million, $8.6 million and $4.7 million in fiscal 1999, 1998 and 1997, respectively, representing 76.7%, 56.8% and 46.0% of total revenues, respectively, in each fiscal year. The increase in international revenues for fiscal 1999 as compared to fiscal 1998 and fiscal 1998 as compared to fiscal 1997 was principally the result of increased sales in Germany. All of the Company's sales in Europe are denominated in Deutschemarks. Accordingly, a portion of the Company's international revenues is subject to foreign currency fluctuation risks, and fluctuations in the value of the Deutschemark could adversely affect the profitability of sales made in Europe and therefore materially adversely affect the Company's business, financial condition or operating results. The Company has not engaged in any hedging transactions to minimize its risk to foreign currency fluctuations. The Company may, however, engage in such transactions in the future.

Cost of Revenues

     Cost of Product Revenues. The Company's product revenue gross margin
     -------------------------
decreased 7.5% to 17.8% in fiscal 1999 from 25.3% in 1998. The decline in product gross margin in fiscal 1999 was due, in part, to the reduction in average selling prices of ISD products for volume based contracts with customers, as well as manufacturing inefficiencies including yield issues associated with the production ramp-up of the Company's HVP and FDR media-compatible ISDs. Product gross margin was also adversely affected by a write-down of slow-moving inventory in the fourth quarter. All of these had a materially adverse affect on gross margins and operating results. The Company's product gross margin increased to 25.3% in fiscal 1998 from 9.4% in fiscal 1997 primarily as a result of improved production yields, lower material costs and higher unit volumes. The Company's gross margin decreased significantly in the fourth quarter from prior quarters in fiscal 1998 largely due to the ramping up of manufacturing capacity and lower production yields at ISS-Nagano. In particular, the Company experienced yield problems associated with the production ramp of its HVP media-compatible ISDs which materially adversely affected the product gross margin and operating results during the quarter ended March 31, 1998.

     Cost of Contract Revenues.  The Company's contract revenue gross margin
     --------------------------
decreased to 14.5% in fiscal 1999 from 0.3% in fiscal 1998. Cost of contract revenue declined to approximately $3.0 million in fiscal 1999 from $4.0 million in fiscal 1998. The decrease in contract revenue margins was primarily due to fewer contact programs and a greater focus on existing programs in fiscal 1999 compared to fiscal 1998. Cost of contract revenues increased to $4.0 million in fiscal 1998 from $2.7 million in fiscal 1997 primarily as a result of certain costs incurred in connection with several new development programs initiated during the year. Expenses related to contracts are recorded as incurred, while recognition of revenues occurs when contractual milestones are reached. The Company does not anticipate that the gross margin on contract revenues will grow or even be positive in future periods.


Operating Expenses

     Research and Development Expenses. Research and development expense
     ----------------------------------
consists primarily of personnel expenses, including salary and benefits, and other product development related engineering expenses not associated with contract revenue. Research and development expenses increased by 139.0% to $4.4 million in fiscal 1999 from $1.9 million in fiscal 1998. This higher level of expenses in fiscal 1999 compared to 1998 reflects an overall increase in resources for ASIC and ISD product test development, tire pressure monitoring programs, and an increase in resources at the Company's ISS-Nagano operations. Research and development expenses as a percentage of total revenues increased to 18.9% in fiscal 1999 from 12.1% in the prior fiscal year. Research and development expenses increased by 28.6% to $1.9 million in fiscal 1998 from $1.4 million in fiscal 1997. The Company's research and development expenses increased in fiscal 1998 primarily as a result of adding resources throughout the fiscal year in its German operations and in its ASIC product test development department in order to support future production. The Company believes that research and development is essential to the Company's ability to increase revenues. The Company expects research and development expenses to increase in absolute dollars but expects such expenses to decrease as a percentage of total revenues.

     Sales, General and Administrative Expenses.  Sales, general and
     -------------------------------------------
administrative expenses increased by 56.1% to $3.3million in fiscal 1999 from $2.1 million in fiscal 1998. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of operating as a public company. Sales, general and administrative expenses as a percentage of total revenues remained stable at 14.0% in fiscal 1999 compared to 13.8% in fiscal 1998. Sales, general and administrative expenses increased by 19.2% to $2.1 million in fiscal 1998 from $1.8 million in fiscal 1997. This increase was principally due to increases in personnel and additional costs relating to the growth of the Company's business during the fiscal year. Sales, general and administrative expenses as a percentage of total revenues decreased to 13.8% in fiscal 1998 from 17.1% in fiscal 1997, primarily due to the increase in revenues and the Company's ability to leverage its base of resources to support a larger organization. The Company expects sales, general and administrative expenses to increase in absolute dollars, reflecting growth in operations and costs associated with being a public entity, but to be stable or decline as a percentage of total revenues.


Interest Income

     Interest income increased to $622,800 in fiscal 1999 from none in fiscal 1998. The increase in interest income was the result of higher interest-bearing cash balances resulting from the Company's initial public offering in March 1998.


Interest Expense

     Interest expense decreased to $123,000 in fiscal 1999 from $232,000 in fiscal 1998 due to lower average borrowings resulting from the conversion and repayment of debt during fiscal 1998. Interest expense decreased from $260,000 in fiscal 1997 to $232,000 in fiscal 1998 due to lower average borrowings resulting from the conversion and repayment of debt during fiscal 1998.

Other Income (Expense), net

     Other income (expense), net was ($67,000) in fiscal 1999 compared to $111,000 in fiscal 1998. Other income changed primarily due to foreign currency exchange losses of $16,000 in fiscal 1999 related to Deutschemark-denominated loans that the Company has with ISS-Nagano and other expenses totaling $51,000. Other income increased to $111,000 in fiscal 1998 from $27,000 in fiscal 1997. Other income (expense) in fiscal 1998 consisted primarily of $47,000 in other income and $54,000 of foreign exchange gains on trade payables and notes to related parties denominated in foreign currencies.


Minority Interest in Net (Income) Loss of ISS-Nagano GmbH

     Minority interest in net loss of ISS-Nagano in fiscal 1999 was $59,000 compared to $(23,000) of minority interest in net income of ISS-Nagano for fiscal 1998. Effective November 30, 1998 the Company purchased an additional 7.5% ownership of ISS-Nagano, its German subsidiary, for approximately $211,000. As a result of the transaction, the Company's results of operations, subsequent to the effective date, reflect 81.5% of ISS-Nagano's net income
(loss).

     In June 1999. the Company purchased the remaining interest of shares in its subsidiary ISS-Nagano GmbH for 3.5 million DM or approximately $2.0 million.


Income Taxes

     Due to the Company's loss position, there was no provision for income taxes in fiscal 1999, 1998 or 1997. For federal tax purposes as of March 31, 1999, the Company has net operating loss and credit carryforwards of approximately $10.6 million and $400,000 respectively, which will expire in fiscal years 2005 through 2019. For California tax purposes, at March 31, 1999 the Company has net operating loss and credit carryforwards of approximately $2.2 million and $277,000, respectively, which will expire in the years 2000 through 2004. The Company also has net operating loss carryforwards of $595,000 at ISS-Nagano at March 31, 1999.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and credits before utilization.

     At March 31, 1999, the Company had net deferred tax assets of $5.2 million relating principally to net operating loss carryforwards, research credit carryforwards and capitalized research costs. Realization of deferred tax assets is dependent on future earnings, if any, the timing of which is uncertain. A valuation allowance has been recorded for the entire net deferred tax asset as a result of uncertainties regarding the realization of the assets due to the lack of earnings history of the Company.


Year 2000 Compliance

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000 compliance" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example, hardware, software and firmware) used with the product properly exchange accurate date data with it. The Company has a program to assess the capability of its products to determine whether or not they are in Year 2000 compliance. With respect to the Company's products, Year 2000, product's performance and functionality are unaffected by processing of dates provided that all other technologies and products used in combination with the ISS products are in Year 2000 compliance.

The table below indicates the phases of the Year 2000 Project related to the Company's critical and priority internal systems and the expected time frames.


            Phases Of The Project            Start Date         End Date
            ---------------------            ----------         --------
Internal Operating Systems...............      Q4 FY98           Q2 FY00
Manufacturing In Line Test Software
  and Embedded Controllers...............      Q4 FY99           Q3 FY00
TMT Test Systems.........................      Q3 FY99           Q3 FY00



    The Company does not believe it is legally responsible for costs incurred by customers related to ensuring such customers' or end-users' Year 2000 capability. The Company has contacted many of its major customers to determine whether their products into which the Company's products have been and will be integrated are Year 2000 compliant. The Company has received assurances of Year 2000 compliance from a number of those customers. The Company anticipates that substantial litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. The Company has also initiated formal communications with its critical suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. To date the Company has received assurances of Year 2000 compliance from a number of those contacted. Most of the suppliers under existing contracts with the Company are under no contractual obligation to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant.

     In fiscal 1999, a high level assessment was performed on the Company's internal systems. This high level assessment identified all critical and non-critical internal systems and the resources required to ensure these systems are Year 2000 compliant. With this assessment, the Company has developed and initiated a comprehensive program to address both Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. The Company has formed internal teams to address Year 2000 readiness at each of its manufacturing locations. Detailed assessment and remediation, deployment, and integration testing of the Company's internal systems are proceeding simultaneously, and the Company intends to have its critical internal systems Year 2000 compliant by October 1, 1999, the first day of the Company's 3rd Quarter of fiscal year 2000. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources and will involve both the use of internal resources and outside consultants. Certain of the Company's manufacturing, engineering, facilities, finance and human resource systems are deemed to be Year 2000 compliant as of March 31, 1999.

     The costs incurred by the Company during the fiscal year ended March 31, 1999, related to its Year 2000 readiness program were less than $10,000 and cumulatively to date have been less than $25,000. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $100,000 over the current fiscal year. The total cost estimate does not include potential costs related to any customer, vendor, or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs, as defined by the high level assessment performed in fiscal 1999, and is subject to change as the projects proceed. The Company is identifying Year 2000 dependencies in its equipment, processes and systems and is implementing changes to or replacements of affected equipment, processes and systems to make them Year 2000 compliant. There can be no assurance that the Company will have identified all such dependencies (including those on its vendors, customers, or financial institutions) or that it will implement its changes in an efficient and timely manner or that any new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the changed systems or replacements could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The cost of bringing the Company's systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

     While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of changes in or replacements of information systems or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse effect in the Company's business, financial condition and results of operations. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise.


Liquidity and Capital Resources

     Since inception, the Company has financed its operations principally through sales of equity securities, product revenues and contract revenues. The Company completed its initial public offering on March 13, 1998, in which it raised approximately $20,391,000, including the underwriter's exercise of their over-allotment option on April 8, 1998, after deducting costs associated with the initial public offering. At March 31, 1999, the Company had cash and cash equivalents of $5.1 million and working capital of $12.2 million. The Company also has a $3.5 million bank line of credit agreement secured by the assets of the Company that permits borrowings of the lesser of $3.5 million or 80% of eligible accounts receivable. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.50%. At March 31, 1999, the Company also had a $1.5 million term loan facility for capital equipment that bears interest at the bank's prime rate plus 1.50%. The bank line of credit agreement and term loan facility will expire August 21, 1999. At March 31, 1999, the Company had outstanding borrowings of $400,000 under the line of credit agreement and $324,000 under various capital equipment lease financing arrangements. At March 31, 1999, the Company was not in compliance with its profitability covenant and received a waiver through that date. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

     Net cash used in operating activities was $5.0 million, $0.7 million and $2.7 million in fiscal 1999, 1998 and 1997, respectively. For fiscal 1999, cash used in operating activities was primarily attributable to increases in inventories, accounts receivable and net loss adjusted for non-cash items partially offset by an increase in accounts payable. Inventory levels increased by $4.0 million for the year ended March 31, 1999 in order to meet higher
expected customer demands.   The increase in accounts payable of $2.4 million
for the year ended March 31, 1999 was primarily due to higher inventory purchases. The increase in accounts receivable at March 31, 1999 of $1.3 million was due, primarily, to an increase in product shipments. For fiscal 1998, cash used in operating activities was primarily attributable to increases in accounts receivable, inventories and net loss adjusted for non-cash items partially offset by an increase in accounts payable. The increase in accounts receivable at March 31, 1998 was due, primarily, to an increase in product shipments. Inventory levels increased at March 31, 1998 in order to meet expected customer demands.

     Net cash used in investing activities was $9.8 million, $1.0 million and $1.1 million in fiscal 1999, 1998 and 1997, respectively. Cash used in investing activities was primarily for the purchase of equipment. In the year ended March 31, 1999 the company purchased two new manufacturing lines for approximately $5.0 million.

     Net cash provided by financing activities was $2.2 million, $17.2 million and $5.4 million in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, the Company raised approximately $2.9 million through the sale of common stock including $2.7 million upon the exercise of the over allotment option held by the underwriters of the Company's initial public offering. The Company also repaid $500,000 under its line of credit and $143,000 of its capital lease obligations. In fiscal 1998, the Company raised cash from financing activities of approximately $17.7 million, primarily through the issuance of stock in connection with the Company's initial public offering, which was partially offset by payments on notes payable and capital lease obligations.

     As of March 31, 1999 the Company had outstanding noncancelable purchase orders of approximately $14,050,000, primarily relating to inventory and fixed asset purchases.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high degree of risk. The Company expects that, in the future, cash in excess of current requirements will be invested in short-term, investment grade, interest-bearing securities.

     The Company plans to finance its working capital and other capital resource needs with its current cash and cash equivalents and cash generated from future operations, if any. The Company believes that these resources will be sufficient to satisfy its working capital and other capital needs through at least March 31, 2000.

Risk Factors

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Part IV - Item 14 of this Annual Report on Form 10-KSB.


     Risks Relating to Transaction with TI.  ISS believes that an important
     --------------------------------------
benefit to be realized from the acquisition on the Company by TI will be the integration of the Company's management, strategies, operations and product lines with those of TI. This integration process may cause an interruption of, or a loss of momentum in, the activities of the Company if the transaction is significantly delayed or is not consummated. Additionally, the Company has incurred significant expenses and made resource commitments in connection with the sale to TI that would materially adversely affect the Company's business and financial condition if the transaction were not consummated. Although the Company is not aware of any circumstance which would interfere with the consummation of the sale to TI, the Company cannot assure stockholders that the transaction will be completed, and a cancellation or significant delay in completion of the transaction could materially adversely affect the Company's business, financial condition and results of operations.

     History of Operating Losses.  The Company was founded in 1989 and
     ----------------------------
commenced shipments of its initial product in 1990. The Company has never achieved profitability on an annual basis. The Company sustained net losses of, $2.6 million in the fiscal year ended March 31, 1997, $1.3 million in the fiscal year ended March 31, 1998 and $3.9 million in the fiscal year ended March 31, 1999. There can be no assurance that the Company will be profitable in the future on a quarterly or annual basis. As of March 31, 1999, the Company had an accumulated deficit of approximately $13.3 million.

     Implementation of New Automated Manufacturing Line. The Company is
     ---------------------------------------------------
currently developing a new automated manufacturing line at its German facility for the manufacture of Vehicle Stability Control System ISDs which will involve existing technologies currently employed by the Company's Common Rail Diesel Injection ISD manufacturing line at the same facility. There can be no assurance that the transition of Vehicle Stability Control System ISDs processing to the new line will be achieved on schedule without encountering any delays in the process implementation. Nor can there be any assurance that the Company will achieve acceptable manufacturing yields or that the operating income margins on such products will be comparable to those realized in connection with the Company's current manufacturing line. Failure to achieve acceptable yields or margins could adversely affect the Company's financial condition and results of operations. In developing the new line, there can be no assurance that the Company will be able to meet customer demands or there can be no assurance while implementing the new line there will be no line shut downs at the Company's end, which in turn may cause shut downs at the customers and/or end user such as a vehicle manufacturer. The cost of such a shut down may have a material adverse effects on the Companys financial condition, results of operations and business. There can be no assurance that the Company can manage the cost of or handle such a shut down without materially adversely affecting the Company's financial condition, results of operations or business.

     Dependence on Customer Specific Products; Lengthy Sales and Development
     -----------------------------------------------------------------------
Cycle.  A substantial portion of the Company's products is designed to address
------
the specific needs of individual customers. As a result, the sales and development cycle for these products can be lengthy, with the development cycle alone ranging up to thirty months for new products in new applications in the automotive industry and up to eighteen months for new products in new applications in the industrial market. Because customer specific products are developed for particular customers' applications, some of the Company's current and future customer specific products may never be produced in high volume, or at all, due to the Company's inability to introduce custom products in a timely manner, delays in the introduction of the Company's customers' products, the failure of the Company's customers' products to achieve and sustain commercial success or the discontinuation of a customer's product line. Any of these occurrences could have a material adverse effect on the Company's business, financial condition or operating results.

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

     Variability of Manufacturing Yields.  Manufacturing yields of the
     ------------------------------------
Company's ASICs and ISDs may vary significantly depending on a variety of factors. ASIC yields can be adversely affected by the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of fabrication personnel and equipment, all of which are outside the control of the Company. ISD yields can be adversely affected by defective sensing elements, component quality and performance of assembly personnel and equipment. Historically, the Company has experienced fluctuations in yields of its products, particularly during initial production of new products, which have adversely affected product gross margin. For instance, the Company experienced yield problems associated with the production ramp of it HVP media-compatible ISDs which materially adversely affected the product gross margin and operating results during the quarter ended March 31, 1998. The Company believes that any new product lines or manufacturing processes that it undertakes may create difficulties in achieving acceptable yields, and, as a result, the Company may experience production problems or shipment delays which could have a material adverse effect on the Company's business, financial condition or operating results. Regardless of the process technology used, the manufacturing of ASICs and ISDs is a highly complex and precise process, and there can be no assurance that the Company will be able to achieve or maintain acceptable yields on its products in the future. Any such failure could have a material adverse effect on the Company's business, financial condition or operating results.

     Significant Customer Concentration.  Historically, a relatively small
     -----------------------------------
number of customers have accounted for a significant percentage of the Company's total revenues, and the Company expects that this trend will continue. In each of fiscal 1997, 1998 and 1999, the Company has had two or more customers, which each accounted for more than 10% of total revenues. In fiscal 1997, four customers accounted for 75% of total revenues; in fiscal 1998, three customers accounted for 68% of total revenues; and in fiscal year 1999, three customers accounted for 80% of total revenues. The Company's ability to achieve sales in the future will depend upon its ability to obtain orders from, maintain relationships with and provide support to a small number of existing and new customers. As a result, any cancellation, reduction, rescheduling or delay in orders by or shipments to any customer or the discontinuation or redesign by any customer of its products which currently incorporate one or more of the Company's products would have a material adverse effect on the Company's business, financial condition or operating results.

     Dependence on Automotive Industry; Need to Penetrate New Markets.  In
     -----------------------------------------------------------------
fiscal 1999, the Company derived approximately 90% of its total revenues from products sold for applications in the automotive industry. Accordingly, improvement in the Company's future operating results will depend in part on its ability to increase its market share in the automotive industry. Further, the Company believes that its operating results may be affected by the cyclical nature of the automotive industry. Any downturn in any customer's business or the economy in general may cause purchases of the Company's products to be deferred, reduced or canceled resulting in a material adverse effect on the Company's business, financial condition or operating results. The Company's future operating results will also depend on its ability to continue to penetrate the industrial market and to penetrate new markets such as the consumer and office products markets. While the Company may devote substantial resources to penetrate new markets in the future, it has not committed a material amount of resources to such effort to date, and there can be no assurance that the Company will commit significant resources to this effort, or if committed, that the revenues generated from these efforts, if any, will exceed the costs of such efforts. To the extent that the Company is unable to penetrate new markets, its future success will be dependent upon its ability to further penetrate the automotive industry and on the continued growth of that industry. If the Company were unable to successfully penetrate new markets or to expand its penetration of the automotive market, its business, financial condition or operating results would be materially adversely affected.

     Declining Average Selling Prices.  The Company sells a substantial portion
     ---------------------------------
of its products pursuant to exclusive contracts which typically contain volume-pricing provisions that require the Company to reduce its per unit price as certain volume levels are achieved. If the Company is unable to make corresponding product cost reductions, the resulting decline in the average selling prices of the products sold pursuant to such contracts may reduce the Company's product gross margin. The Company has experienced declining average selling prices on certain of its products in the past when shipments have reached specified volume levels, and the Company anticipates that all of its products will eventually experience declining average selling prices over their life cycles. Declining average selling prices may have a material adverse effect on gross margins in the future if the Company is unable to reduce corresponding costs or introduce new products with higher gross margins. If the Company is unable to sufficiently reduce its costs on existing products or introduce new products with higher margins in a timely manner, the Company's business, financial condition or operating results will be materially adversely affected.

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

     Narrow Product Base.  The Company currently depends upon the sale and
     --------------------
success of a limited number of product lines. Because the Company's primary source of revenue is dependent upon a narrow product base, any interruption or reduction in these sales due to production problems, lack of adequate demand, replacement by new technologies or other internal or external problems resulting in the failure of such product lines to win broad acceptance in the marketplace would have a material adverse effect on the Company's business, financial condition or operating results.

     Rapid Technological Change; Need to Develop New Products.  The markets for
     ---------------------------------------------------------
the Company's products are characterized by rapid technological change as well as evolving industry standards that may render existing products obsolete. As a result, the success of new products depends on a variety of factors, including effective definition of products that meet evolving market needs, successful and timely completion of development and introduction of these products, successful design wins in new systems and the ability to offer products at competitive prices. The development of new mixed signal integrated circuits is highly complex, and from time to time the Company has experienced delays in developing and introducing new products. There can be no assurance that the Company will be able to define new products successfully and develop and bring to market new and enhanced products on a timely and cost effective basis, develop or access new process technologies, secure design wins or respond effectively to new technological changes or new product announcements by others. A failure in any of these areas could have a material adverse effect on the Company's business, financial condition or operating results.

     Competition.  The markets in which the Company competes are highly
     ------------
competitive and characterized by diverse industry requirements and severe pricing pressure in many applications. In the ASIC market, the Company competes with analog and mixed signal semiconductor companies such as Motorola, Inc. ("Motorola"), Texas Instruments Incorporated ("TI") and Analog Devices, Inc. The Company's products also compete indirectly with conventional hybrid circuits and standard analog and mixed signal ICs. In the ISD market, the Company competes with Delco, a subsidiary of General Motors ("GM"), Motorola, TI, Kavlico and Denso Corporation ("Denso"). These companies all have substantially greater financial, technical, manufacturing, marketing, distribution, personnel and other resources than the Company. In addition, in the industrial market, the Company competes with many small companies that have developed specialized electronic sensor products and formed close relationships with their customers. The Company also competes with the in-house development staff of certain of its current and potential customers.

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

     Management of Growth.  The Company has recently experienced and may
     ---------------------
continue to experience growth in the number of its employees and scope of its operating and financial systems needs, resulting in increased responsibilities for the Company's existing personnel and the need to hire additional personnel. To manage future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems, particularly those of its German subsidiary, and to hire, train, motivate, manage and retain its employees. There can be no assurance that the Company will be able to manage such growth effectively, and failure to do so could have a material adverse effect on the Company's business, financial condition or operating results.

     Dependence on Key Personnel; Need for Additional Technical Personnel. The
     ---------------------------------------------------------------------
Company is substantially dependent upon the services of its executive officers. The Company's future success depends on the continued contributions of such officers, including the maintenance, enhancement and establishment of key customer relationships and the management of operations. The loss of the services of any of these officers by the Company could have a material adverse effect on the Company's business, financial condition or operating results. Such officers have not entered into employment agreements with the Company.

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

     Dependence on Sole Source Suppliers.  Certain components of the Company's
     ------------------------------------
current products, such as fabricated wafers, sensing elements, packages and PC boards, are acquired from single source suppliers. The Company purchases these components on a purchase order basis and may not carry significant inventories. If the Company were required to change any sole source component vendor or to add vendors, the Company could be required to requalify its products incorporating the new components with its existing customers. The requalification process could prevent or delay product shipments which could have a material adverse effect on the Company's business, financial condition or operating results. In addition, the Company's reliance on sole source component vendors involves several risks, including reduced control over the price, timely delivery, performance, reliability and quality of the components. Any inability of the Company to obtain timely deliveries of components of acceptable quality or any significant increase in the prices of components for which the Company does not have alternative sources could result in delays, cancellations or reductions in product shipments which would have a material adverse effect on the Company's business, financial condition or operating results.

     Dependence on Independent Assembly Contractors.  All of the Company's
     -----------------------------------------------
ASICs, other than those incorporated in its ISDs, are packaged by one of two independent contractors, one in Hong Kong, and the other in the Philippines. In addition, the Company relies on an independent contractor in Thailand for PC board level assembly of the electronic portion of the Company's ISDs. The Company selects its contractors on the basis of a number of factors, including technical capabilities, size and capacity, end-markets served, customer references, quality certification status and economic competitiveness. The Company negotiates prices for assembly services based on unit volumes and does business on a purchase order basis. The Company currently has no supply contracts with any of its assembly contractors.

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

     Dependence on Independent Wafer Suppliers.  The Company relies on a small
     ------------------------------------------
number of independent foundries for the manufacture of all of its ASICs, including those incorporated into its ISDs. Although the Company has initiated efforts to qualify second sources for certain of its key components, none of the Company's ASICs is currently fabricated by more than one foundry. Although processed wafer capacity in the semiconductor industry is currently widely available, there can be no assurance that the Company's foundries will continue to provide the Company an adequate supply of wafers to meet its customers' demands.

     The Company believes that as a result of fluctuations in demand and changing technologies, wafer processing capacity may become limited from time to time, resulting in greater difficulty in obtaining adequate supplies of wafers, increased prices and increased lead times. Any increase in the demand for processed wafers over expected levels or any failure of processed wafer supply in the industry to grow at anticipated rates will magnify these shortages. The Company currently receives fabricated wafers from American Microsystems, Inc., Micrel Semiconductor, Inc. and Silicon Systems, Inc. In an effort to secure a second source for certain ASICs, the Company has recently begun to receive fabricated wafers from Alcatel Microelectronics ("Alcatel") and is in the process of qualifying products manufactured by Alcatel. The Company has also began qualification of Chartered Semiconductor ("Chartered") as another foundry. There can be no assurance that the Company will be able to complete qualification of products fabricated by Alcatel, Chartered Semiconductor or any other new wafer supplier, in a timely manner or at all, and any such failure could have a material adverse effect on the Company's business, financial condition or operating results. Although the Company receives supply assurances from its foundry partners, the Company obtains all of its wafers on a purchase order basis, and, as a result, there can be no assurance that wafer foundries will allocate sufficient capacity or any capacity to the Company to meet its processed wafer supply needs. In the event that the Company's foundry partners are unable or unwilling to continue supplying wafers to the Company, there can be no assurance that the Company will be able to identify and qualify additional manufacturing sources in a timely manner, that any such additional manufacturing sources would be able to produce wafers with acceptable manufacturing yields or that the Company would not experience delays in product availability, quality problems, increased costs or disruption in product development activities. The Company is engaged in an ongoing and continuous program to reduce its product costs by increasing the number of functional die per wafer by utilizing smaller geometry processes and improving designs. As a result of this program, the Company believes that it will be required to shift the fabrication of its wafers to new semiconductor processes or potentially to new foundries. The Company expects that the shift to new fabrication processes and foundries will occur on a product by product basis in response to customer requests and as part of the Company's product cost reduction strategy, and that the cost of such shift may be borne wholly or in part by the Company. Shifting the manufacture of its wafers to new processes or to new foundries is a highly complex undertaking requiring substantial commitments of engineering personnel and other resources, which could materially adversely affect the Company's business, financial condition or operating results.

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

     Dependence on Patents and Proprietary Rights.  The Company relies on a
     ---------------------------------------------
combination of patents, maskwork rights, trade secret laws, copyrights, trademarks and employee and third party non-disclosure agreements to protect its intellectual property rights. The Company has been issued six patents and has filed four additional patent applications in the United States and three foreign patent applications. There can be no assurance that any patents will issue from any of the Company's pending applications or that claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

     Dependence on International Sales and Suppliers.  Sales to customers
     ------------------------------------------------
located outside the United States accounted for approximately 76.7%, 56.8%, and 46.0% of the Company's total revenues in fiscal 1999, 1998, and 1997, respectively. The Company's sales to customers outside the United States are subject to a variety of risks, including those arising from fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory and governmental licensing requirements, longer accounts receivable payment cycles and potentially adverse tax consequences. Because a significant portion of the Company's international sales and in particular its European sales have to date been made through its German subsidiary and have been denominated in Deutsche Marks, fluctuations in the value of the Deutsche Mark relative to the U.S. Dollar or other currencies could adversely affect the pricing of the Company's products in foreign markets and make the Company's products relatively more expensive. In addition, fluctuations in the Deutsche Mark could adversely affect the profitability of sales made in Europe and therefore materially adversely affect the Company's business, financial condition or operating results.

     Several Asian countries including South Korea, Japan and Thailand, have experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. Due to these conditions, it is possible that certain of the Company's customers will delay, reschedule or cancel significant current or future orders for the Company's products. If any such orders are delayed, rescheduled or canceled, the Company's business, financial condition and results of operations would be adversely affected.

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

     Need for QS-9000 Certification.  The Company currently does not have QS-
     -------------------------------
9000 certification, which increasingly is being required by motor vehicle manufacturers. The Company has invested significant financial and other resources to obtain such certification, but there can be no assurance that the Company will be successful in obtaining such certification in a timely manner, or at all. Although the Company has not lost any sales to date as a result of its lack of QS-9000 certification, the lack of such certification may make it more difficult or impossible for the Company to qualify its products with new customers or to continue to sell products to existing customers, either of which could have a material adverse effect on the Company's business, financial condition or operating results.

     Risks of Product Liability.  The automotive industry is characterized by
     ---------------------------
potential risks of product liability. The use of the Company's products in various industrial or consumer applications in the future may also subject the Company to potential risks of product liability claims. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to product liability claims, and, although the Company has not experienced any product liability claims to date, the sale of products by the Company may entail the risk of such claims. Further, notwithstanding liability limitation provisions in its agreements with its customers, due to various industry or business practices or the need to maintain good customer relationships, the Company may be placed in a position whereby it may make payments related to such product liability claims. The Company currently maintains product liability insurance, but there can be no assurance that product liability claims will be covered by such insurance or will not exceed insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms or at all. Notwithstanding the provisions in the agreements with its customers, a product liability claim brought against the Company could have a material adverse effect upon the Company's reputation, business, financial condition or operating results.

     Risks of Product Recalls.  The automotive industry is heavily regulated by
     -------------------------
government agencies which establish various vehicle safety standards that are often indirectly related to the components and subcomponents in their vehicles. To the extent that any vehicles or any parts therein are required to be or are voluntarily recalled and the recall involves vehicles or parts that are directly or indirectly related to any of the Company's products, the Company may be required to repair or replace its products, redesign or reproduce its products or halt production or shipment of its products. Further, any recall of vehicles or parts directly or indirectly related to any of the Company's products may have the effect of damaging the Company's reputation. Although no such recall has involved the Company or its products in the past, there can be no assurance that such a recall will not occur in the future or that if such a recall does occur that the Company's reputation, business, financial condition or operating results will not be materially adversely affected.

ITEM 8. FINANCIAL STATEMENTS

     Attached to this Form 10-KSB are the Company's financial statements for the year ended March 31, 1999, which include the following items:


                        Title                                           Page
                        -----                                           ----
Report of Ernst & Young LLP, Independent Auditors                        42
Consolidated Balance Sheets                                              43
Consolidated Statement of Operations                                     44
Consolidated Statements of Stockholder's Equity                          45
Consolidated Statement of Cash Flows                                     47
Notes to Consolidated Financial Statements                               48



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the executive officers and directors of the Company as of March 31, 1999:



        Name             Age                     Position
        ----             ---                     --------
Manher D. Naik           56          President, Chief Executive Officer and
                                     Chairman of the Board of Directors
Donald E. Paulus         42          Chief Operating Officer
Ramesh Sirsi, Ph.D.      54          Executive Vice President, Marketing and
                                       Business Development
David Satterfield        46          Vice President, Finance and Administration
Vinod K. Sood(1)         62          Director
Shigeru Miyashita        63          Director
Stuart D. Boyd(2)        43          Director
Gerald F. Taylor(1)(2)   58          Director
___________



(1)     Member of the Compensation Committee.
(2)     Member of the Audit Committee.

     Manher D. Naik founded the Company in March 1989 and has served as
     --------------
President, Chief Executive Officer and Chairman of the Board of Directors since March 1989. From August 1979 through March 1989 Mr. Naik served as Vice President of Strategic Marketing of National Semiconductor Corporation, a semiconductor manufacturer. Mr. Naik received a BS in Mechanical Engineering from the Indian Institute of Technology, an MS degree in Industrial Engineering from Cornell University, and an MBA degree from Pepperdine University.

     Donald E. Paulus joined the Company as Vice President of Engineering
     ----------------
Operations in December 1990 and currently serves as Chief Operating Officer. Prior to joining the Company, beginning in January 1989, Mr. Paulus served as Product Line Director at Sierra Semiconductor Corporation, now known as PMC-Sierra, Inc., a company specializing in mixed signal integrated circuits. From December 1984 to January 1989, Mr. Paulus served as a Design Manager with Honeywell Inc.'s Solid State Electronics Division. From June 1979 to December 1984, Mr. Paulus served as a Member of the Technical Staff and as an Engineering Supervisor at AT&T Bell Laboratories. Mr. Paulus received a BSEE degree from Lehigh University, an MSEE degree from Stanford University and an MBA from the University of Colorado.

     Ramesh Sirsi, Ph.D. joined the Company in September 1994 and has served as
     -------------
Executive Vice President, Marketing and Business Development since September 1994. Prior to joining the Company, beginning in March 1989, Dr. Sirsi served as Director of Marketing at Siemens Components, Inc., an electronic component manufacturer. From October 1984 to July 1988, Dr. Sirsi served as a Product Line Director at Honeywell Inc. From January 1978 to October 1984, Dr. Sirsi served as Director of Telecommunications IC product development at Harris Corporation. From June 1973 to December 1977, he was employed by Bell Northern Research as a Member of the Technical Staff. Dr. Sirsi received his BSEE degree from Bangalore University and his MSEE and Ph.D. degrees from Carleton University.

     David Satterfield joined the Company in April 1994 and has served as Vice
     -----------------
President, Finance and Administration and Secretary since April 1994. Prior to joining the Company, beginning in June 1992, Mr. Satterfield served as Corporate Controller of Austek Microsystems Limited, Inc., a semiconductor manufacturer. From April 1991 to June 1992, Mr. Satterfield served as Corporate Controller of Free-Flow Packaging Corporation, a packaging company. From June 1985 to April 1991, Mr. Satterfield served as Corporate Controller of Micro Power Systems, Inc., a semiconductor manufacturer. Mr. Satterfield holds a BS degree in accounting from San Jose State University.

     Vinod K. Sood has served as a director of the Company since March 1989.
     -------------
Mr. Sood has been self employed as an advisor and director to technology and telecommunication companies since 1992. From 1969 to 1992, Mr. Sood was the Project Administrator/Principal Engineer of the Overseas Projects Division at General Electric Nuclear. Mr. Sood is also currently a director at a privately held software company.

     Shigeru Miyashita has served as a director of the Company since February
     -----------------
1997. Mr. Miyashita has been the General Corporate Manager at Nagano Keiki Co., Ltd. since April 1992.

     Stuart D. Boyd has served as a director of the Company since June 1997.
     --------------
Mr. Boyd has been the Vice President, Associate General Counsel and Assistant Secretary at Breed Technologies, Inc., an automotive safety system and component manufacturer, since March 1992.

     Gerald "Jerry" Taylor has served as a director of the Company since June
     ---------------------
1998. Most recently, Mr. Taylor was with Applied Material as Senior Vice President and Chief Financial Officer, and is currently acting as senior advisor to Jim Morgan, Applied Material's Chief Executive Officer and to his executive staff. He joined Applied Materials in 1984 as CFO. Prior to working at Applied Materials, Mr. Taylor spent 20 years in a broad range of international and domestic controllership positions at Schlumberger, Fairchild Semiconductor and Instrument Corporation and Honeywell.


DIRECTOR COMPENSATION

     The directors generally do not receive cash compensation for their services as directors. However, Vinod K. Sood has historically received compensation of $150 per Board meeting. In March 1999, the Board increased the compensation of Mr. Sood for attendance at meetings of the Board of Directors and the Compensation Committee from $150 per meeting to $500 per meeting. Gerald Taylor receives $500 for each Board meeting he attends and $500 for each Audit Committee meeting he attends. In connection with Mr. Taylor's appointment to the Board, he was granted an option to purchase 15,000 shares of Common Stock. In addition, in consideration for his services on the Board, Mr. Taylor received $5,000 in 1998 and is due to receive $10,000 in 1999. Both Mr. Sood and Mr. Taylor are reimbursed for all expenses incurred in order to attend the meetings. In addition, the Company's directors are eligible to receive option grants under the Company's 1997 Stock Plan.


ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information concerning the compensation during the fiscal years ended March 31, 1999, 1998 and 1997 to the Company's chief executive officer and each of the two other executive officers whose total compensation for services in all capacities to the Company exceeded $100,000 during such year (the "Named Executive Officers").



                         SUMMARY COMPENSATION TABLE

                                                                Long Term
                                                Annual         Compensation
                                             Compensation    Awards Securities
Name And Principal Position          Year      Salary(1)    Underlying Options
---------------------------          ----      --------     ------------------
Manher D. Naik ................      1999        $464,447         85,000
President and Chief Executive        1998         155,000         40,000
  Officer                            1997         136,667         40,000

Donald E. Paulus ..............      1999         145,331         16,000
Chief Operating Officer              1998         133,400              -
                                     1997         116,400         14,000

Ramesh M. Sirsi................      1999         120,000         17,000
Executive Vice President, Marketing  1998         120,000              -
  and Business Development           1997         104,850         32,000
 _____________________


(1) Includes amounts deferred at the election of the Named Executive Officer pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.

STOCK OPTION INFORMATION

     The following table sets forth certain information with respect to grants of options to purchase the Company's Common Stock made during the fiscal year ended March 31, 1999 to the Named Executive Officers:


                      OPTION GRANTS IN FISCAL YEAR 1999


                                   Percentage of Total
                Number of Security Options Granted To
                Underlying Options  Employees during
    Name              Granted       Fiscal Year 1999  Exercise Price Expiration
    ----              -------      ------------------ -------------- ----------
Manher D. Naik         50,000             9.73%            $3.125     3/23/04
                       25,000             4.87%             5.250     8/13/03
                       10,000             1.95%             8.313     5/21/03
                       ------            -----
    Total              85,000            16.55%
                       ======            =====
Donald E. Paulus        9,000             1.75%             3.125     3/23/04
                        7,000             1.36%             8.313     5/21/03
                       ------            -----
    Total              16,000             3.11%
                       ======            =====

Ramesh M. Sirsi        10,000             1.95%             3.125     3/23/04
                        7,000             1.36%             8.313     5/21/03
                       ------            -----
    Total              17,000             3.31%
                       ======            =====

__________________


(1) Options granted in fiscal 1999 generally vest over a four year period: 1/8 of the total number of shares subject to each option vest and become exercisable six months after the vesting start date, which is stated in the option agreement; and 1/48 vest and become exercisable monthly thereafter. Each option may be terminated earlier upon the cessation of the individual's employment with the Company.

(2) The Company granted options to purchase 513,750 shares of Common Stock during fiscal 1999.

(3) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock as determined by the Board of Directors of the Company on the date of grant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 and as adjusted to reflect the sale of the shares offered hereby (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) by each of the Named Executive Officers and (iii) by all officers and directors as a group. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder. Unless otherwise noted, the address for the individuals listed below is: c/o Integrated Sensor Solutions, Inc., 625 River Oaks Parkway, San Jose, CA 95134.


                              Number Shares Beneficially
        Beneficial Owner(1)             Owned               Percent Shares
        ------------------              -----               --------------
Wellington Management(2)               745,000                   9.40%
75 State Street
Boston, Massachusetts 02109

Breed Technologies, Inc.(3)            530,038                   6.69
Stuart A Boyd
5300 Old Tampa Highway
P.O. Box 33050
Lakewood, FL 33807-3050

WK Technology Fund (4)                 483,043                   6.09
10th Floor, 115, Sec. 3
Ming Sheng E. Road
Taipei, Taiwan, R.O.C.

TDK Semiconductor Corporation          445,524                   5.62
14351 Myford Road
Tustin, CA 92780-7068

Nagano Keiki Co., Ltd.(4)              291,007                   3.67
Shigeru Miyashita
1-30-4 Higashimagome
Ohta-ku
Tokyo 162
JAPAN

Vinod K. Sood(5)                       181,869                   2.29

Manher D. Naik(6)                      282,004                   3.56

Donald E. Paulus(7)                    156,823                   1.98

Ramesh Sirsi(8)                         86,283                   1.09

David Satterfield (9)                   38,604                   0.49

Gerald F. Taylor (10)                    6,000                   0.08

All directors, executive officers
  and beneficial owners as a group
 (11 persons)(11)                    3,246,195                  40.94%

______________________

(1) Percent ownership is based on 7,672,210 shares of Common Stock outstanding plus any shares issuable pursuant to options held by the person in question which may be exercised within 60 days of March 31, 1999.

(2) Based solely upon information supplied by the named stockholder on Schedule 13D.

(3) Includes 530,038 shares held by Breed Technologies, Inc. Stuart Boyd, a director of the Company, is an officer of Breed Technologies, Inc. with certain voting and investment power over such shares. Although Mr. Boyd may be deemed to be a beneficial owner of such shares, he disclaims all such beneficial ownership except to the extent of any pecuniary interest therein which he may have.

(4) Includes 291,007 shares held by Nagano Keiki Co., Ltd. Shigeru Miyashita, a director of the Company, is an officer of Nagano Keiki Co., Ltd. Although Mr. Miyashita may be deemed to be a beneficial owner of such shares, he disclaims all such beneficial ownership except to the extent of any pecuniary interest therein which he may have.

(5) Includes 178,703 shares held by the Sood Family Trust and 3,166 shares subject to options which are exercisable within 60 days of March 31, 1999.

(6) Includes 193,360 shares held by the Manher & Gita M. Naik Family Trust and 88,644 shares subject to options which are exercisable within 60 days of March 31, 1999.

(7) Includes 15,478 shares subject to options which are exercisable within 60 days of March 31, 1999.

(8) Includes 60,394 shares subject to options which are exercisable within 60 days of March 31, 1999.

(9) Includes 38,604 shares subject to options which are exercisable within 60 days of March 31, 1999.

(10) Includes 6,000 shares subject to options which are exercisable within 60 days of March 31, 1999.

(11) Includes 212,286 shares subject to options which are exercisable within 60 days of March 31, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since April 1, 1997, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of voting securities of the Company or members of such person's immediate family had or will have a direct or indirect material interest other than the transactions described below.

     In December 1996 and October 1997, the Company sold 249,616 and 12,111shares of Series E Preferred Stock, respectively, at a price of $3.78 per share. In addition, in December 1996, the Company issued warrants to purchase shares of Series F Preferred Stock at $6.38 per share. In December 1996, February 1997 and June 1997, the Company sold 766,818 shares of Series F Preferred Stock at a price of $6.13 per share. All outstanding and issuable shares of Preferred Stock converted into shares of Common Stock in connection with the closing of the Company's initial public offering. The following executive officers, directors, beneficial holders of more than 5% of a class of the Company's capital stock and immediate family members of such persons purchased Series E and Series F Preferred Stock:



                                            Warrants To Purchase
Executive Officers, Directors               --------------------
-----------------------------       Series E        Series F       Series F
  And 5%Stockholders(1)         Preferred Stock Preferred Stock Preferred Stock
  ---------------------         --------------- --------------- ---------------
Nagano Keiki Co., Ltd.(2).......   131,007(3)
TDK Semiconductor Corporation(2)    17,978(4)
WK Technology Fund(2)...........                   49,978(5)       453,057(6)
Vinod K. Sood(7)................                                    34,493(8)
______________________


 (1) See notes to table of beneficial ownership in "Principal Stockholders" for information relating to the beneficial ownership of such shares.

 (2) A beneficial holder of more than 5% of a class of the Company's capital stock.

 (3) Represents shares issued in exchange for the cancellation of indebtedness.

 (4) Represents shares issued in exchange for the cancellation of indebtedness.

 (5) Represents warrants to purchase 13,714 shares held by WK Technology Fund, 10,285 shares held by WK Technology Fund II, 18,612 shares held by WK Technology Fund III and 6,367 shares held by WK Technology Fund IV. These warrants were exercised in November 1997.

 (6) Represents 123,591 shares held by WK Technology Fund, 103,306 shares held by WK Technology Fund II, 155,836 shares held by WK Technology Fund III and 70,326 shares held by WK Technology Fund IV.

 (7) A director of the Company.

(8) Represents shares issued in exchange for the cancellation of the Company's Promissory Note dated June 15, 1996 in the amount of $211,268.75 payable to the Sood Family Trust.


     During fiscal year 1998 and 1999, the Company purchased goods and services from TDK Semiconductor Corporation resulting in payments of $375,000 and $180,000, respectively. The accounts payable balance amounting to approximately $138,000 and none at March 31, 1998 and 1999 payable to TDK Semiconductor Corporation. Included in the notes payable balance at March 31, 1997, was approximately $679,000 payable to TDK. On December 15, 1995, the Company issued a promissory note to TDK Semiconductor Corporation in the amount of $679,000 with an interest rate of 10% per year. As of February 1, 1998, the Company and TDK have amended and restated the December 15, 1995 promissory note to capitalize all interest due and to specify a new maturity date. The principal amount of the amended and restated promissory note is $760,000, which bears interest at 10% per year, and all amounts thereunder were paid in full in June 1998.

     During fiscal 1998 and 1999, the Company performed development services for and sold ASICs to Nagano resulting in approximately $1.8 million and $2.9 million of revenues in those periods, of which approximately $802,000 and $971,000 are included in the accounts receivable balance at March 31, 1998 and 1999, respectively. Included in the accounts payable balance at March 31 1998, and 1999 are approximately $988,000 and $2.4 million, respectively, payable to Nagano for purchases of sensing elements of $2.1 million and $5.8 million during fiscal 1998 and 1999, respectively. In addition, included in the notes payable balance at March 31, 1997 is approximately $437,000 payable to Nagano. In August 1995, the Company issued a promissory note to Nagano in the amount of $453,000 with an interest rate of 9.5% per year. In December 1996 and October 1997, the Company issued Series E Preferred Stock to Nagano in exchange for the cancellation of interest and principal amounts due and payable on the August 1995 promissory note. On November 1, 1996, the Company issued a promissory note to Nagano in the amount of $437,000 with an interest rate of 10% per year. The Company repaid all interest and principal on the November 1996 promissory note on May 30, 1997. On July 31, 1997, the Company entered into an agreement to increase its ownership of ISS Nagano by converting approximately $1.0 million in long term intercompany indebtedness owed by ISS-Nagano into an increased equity interest. Accordingly, the Company now owns 74% of the equity of ISS-Nagano. For periods subsequent to July 1997, 26% of ISS-Nagano's net income
(loss) has been attributed to the minority shareholders' interest.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended March 31, 1999, all reporting persons complied with Section 16(a) filing requirements applicable to them.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K


                                                                 Sequentially
  Exhibit No.                       Description                  Numbered Page
  -----------                       -----------                  -------------
     2.1^      Agreement and Plan of Merger, dated as of May 3,
               1999, among Parent, the Purchaser and the Company.

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

    10.4**     Form of Indemnity Agreement for Officers and Directors.

    10.5*** Development Agreement between ISS-GmbH and Robert Bosch GmbH dated May 25, 1995.

    10.6***    Development Agreement among ISS-Nagano GmbH, Integrated Sensor
               Solutions, Inc. and Robert Bosch GmbH dated May 17, 1996.

    10.7***    Supply Agreement between Integrated Sensor Solutions, Inc. ISS-
               Nagano GmbH and Robert Bosch GmbH dated November 18, 1996.

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

    10.11**    Security Agreement by and between Integrated Sensor Solutions,
               Inc. and Silicon Systems, Inc. dated December 1, 1995.

    10.12**    Credit Agreement between Integrated Sensor Solutions, Inc. and
               Silicon Systems, Inc. dated December 1, 1995.

    10.13** Loan and Security Agreement by and between Silicon Valley Bank and Integrated Sensor Solutions, Inc. dated July 10, 1996, as amended.

    10.14**    Lease Agreement between Geschaftsraum-Mietvertrag and ISS-
               Integrated Sensor Solutions GmbH dated September 12, 1994.

    10.15*     Agreement relating to change in equity ownership of ISS-Nagano
               GmbH dated July 30, 1997.

    10.16      Second Amendment to Lease between Montague Oaks Associates Phase
               III and Integrated Sensor Solutions, Inc. dated March 31, 1999.

    10.17      Lease Agreement between Geschaftsraum-Mietvertrag and ISS-
               Integrated Sensor Solutions GmbH dated ___________, 1999.

    21.1**     List of Subsidiaries of the Registrant.

    23.1       Consent of Ernst & Young LLP, Independent Auditors

    24.1**     Power of Attorney (see page 39).

    27.1       Financial Data Schedule.

___________


     ^ Incorporated by reference to exhibit 99(c)(1) to the Registrant's Information Statement on Schedule 14D-9 filed May 7, 1999.
     * Filed as an exhibit to Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-41351) on February 5, 1998.
    ** Filed as an exhibit to Registration Statement on Form SB-2 (File No. 333- 41351) on December 2, 1997.
   *** Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to orders for confidential treatment under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTEGRATED SENSOR SOLUTIONS, INC.

                                      By:  /s/    MANHER NAIK
                                           ----------------------------
                                                   Manher Naik
                               Chairman, President and Chief Executive Officer
                                         (Principal Executive Officer)

                                      Date:  July 15, 1999


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


                 Name                   Title                          Date
                 ----                   -----                          ----
/s/ MANHER NAIK               Chairman, President and Chief       July 15, 1999
--------------------------    Executive Officer
      Manher Naik


/s/ David Satterfield         Vice President Finance &            July 15, 1999
--------------------------    Administration (Principal Financial
   David Satterfield          and Accounting Officer)


/s/ Shigeru Miyashita         Director                            July 15, 1999
--------------------------
   Shigeru Miyashita

/s/ Gerald F. Taylor          Director                            July 15, 1999
--------------------------
   Gerald F. Taylor

/s/ Vinod K. Sood             Director                            July 15, 1999
--------------------------
    Vinod K. Sood

                              Director                            July __, 1999
--------------------------
   Stuart D. Boyd





                               INDEX TO EXHIBITS

                                                                  Sequentially
  Exhibit No.                     Description                     Numbered Page
  -----------                     -----------                     -------------
     2.1^      Agreement and Plan of Merger, dated as of May 3,
               1999, among Parent, the Purchaser and the Company.

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

    10.3       1997 Employee Stock Purchase Plan and form of subscription agreement thereunder.
    10.4**     Form of Indemnity Agreement for Officers and Directors.

    10.5***    Development Agreement between ISS-GmbH and Robert
               Bosch GmbH dated May 25, 1995.

    10.6***    Development Agreement among ISS-Nagano GmbH, Integrated
               Sensor Solutions, Inc. and Robert Bosch GmbH dated May 17, 1996.

    10.7***    Supply Agreement between Integrated Sensor Solutions, Inc. ISS-
               Nagano GmbH and Robert Bosch GmbH dated November 18, 1996.

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

    10.11**    Security Agreement by and between Integrated Sensor Solutions,
               Inc. and Silicon Systems, Inc. dated December 1, 1995.

    10.12**    Credit Agreement between Integrated Sensor Solutions, Inc. and
               Silicon Systems, Inc. dated December 1, 1995.

    10.13** Loan and Security Agreement by and between Silicon Valley Bank and Integrated Sensor Solutions, Inc. dated July 10, 1996, as amended.

    10.14**    Lease Agreement between Geschaftsraum-Mietvertrag and ISS-
               Integrated Sensor Solutions GmbH dated September 12, 1994.

    10.15*     Agreement relating to change in equity ownership of ISS-Nagano
               GmbH dated July 30, 1997.

    10.16      Second Amendment to Lease between Montague Oaks Associates Phase
               III and Integrated Sensor Solutions, Inc. dated March 19, 1999.

    10.17      Lease Agreement between Geschaftsraum-Mietvertrag and ISS-
               Integrated Sensor Solutions GmbH dated ___________, 1999.

    21.1**     List of Subsidiaries of the Registrant.

    23.1       Consent of Ernst & Young LLP, Independent Auditors

    24.1**     Power of Attorney (see page 39).

    27.1       Financial Data Schedule.
___________
     ^     Incorporated by reference to exhibit 99(c)(1) to the Registrant's
           Information Statement on Schedule 14D-9 filed May 7, 1999.
     *     Filed as an exhibit to Amendment No. 1 to Registration Statement on
           Form SB-2 (File No. 333-41351) on February 5, 1998.
    **     Filed as an exhibit to Registration Statement on Form SB-2 (File No.
           333- 41351) on December 2, 1997.
   ***     Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to orders for confidential treatment under 17 C.F.R. Sections
           200.80(b)(4), 200.83 and 230.46.



The Board of Directors and Stockholders
Integrated Sensor Solutions, Inc.



       We have audited the accompanying consolidated balance sheets of Integrated Sensor Solutions, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Sensor Solutions, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.




                                                       ERNST & YOUNG LLP



San Jose, California
June 15, 1999


                      INTEGRATED SENSOR SOLUTIONS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                           March 31,
                                                ------------------------------
                                                    1999              1998
                                                ------------      ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents.....................$  5,062,514      $ 17,609,761
  Short term investments........................   2,216,564            -
  Accounts receivable-trade, net of allowance
  for doubtful accounts of $183,441 and
  $50,000 at March 31, 1999 and 1998,
  respectively..................................   4,064,842         3,720,691
  Accounts receivable from related parties......   1,071,754           801,737
  Other receivables.............................     637,232            -
  Inventories...................................   7,131,417         3,120,015
  Prepaid expenses and other....................     233,118           254,584
                                                ------------     -------------
  Total current assets..........................  20,417,441        25,506,788
Property and equipment, at cost:
  Machinery and equipment.......................  10,675,000         4,467,120
  Furniture and fixtures........................     791,648           125,776
  Leasehold improvements........................     214,127           188,973
  Software......................................     369,117           274,425
                                                ------------      ------------
                                                  12,049,892         5,056,294
  Less accumulated depreciation and amortization   4,263,665         2,801,844
                                                ------------      ------------
                                                   7,786,227         2,254,450
Goodwill........................................     182,899            -
                                                ------------      ------------
Total assets                                    $ 28,386,567      $ 27,761,238
                                                ============      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit................................$    400,000      $    900,000
  Accounts payable-trade......................   4,388,969         3,278,549
  Accounts payable to related parties...........   2,412,443         1,144,424
  Accrued payroll and related expenses..........     304,085           238,974
  Other accrued liabilities.....................     510,012           419,543
  Current portion of capital lease obligations..     176,283           358,158
                                                ------------      ------------
     Total current liabilities..................   8,191,792         6,339,648




Long-term portion of capital lease obligations..     147,424           108,496
Minority interest in subsidiary.................       -                77,744
Commitments

Stockholders' equity:
  Preferred stock, $0.001 par value
    Authorized Shares: 7,000,000 at
    March 31, 1999 and 1998
    Issued and outstanding shares: none at
    March 31, 1999 and 1998.....................       -                -
  Common stock, $0.001 par value:
    Authorized shares: 50,000,000 at
    March 31, 1999 and 1998
    Issued and outstanding shares: 7,672,210
    at March 31, 1999 and 7,212,406 at
    March 31, 1998..............................       7,673             7,213
  Additional paid-in capital....................  33,948,414        31,064,238
  Accumulated deficit........................... (13,324,088)       (9,428,471)
  Accumulated other comprehensive loss..........    (322,965)          (32,554)
  Deferred compensation.........................    (261,683)         (375,076)
                                                ------------      ------------
      Total stockholders' equity................  20,047,351        21,235,350
                                                ------------      ------------
        Total liabilities and stockholders'
        equity..................................$ 28,386,567      $ 27,761,238
                                                ============      ============


                           See accompanying notes.


                      INTEGRATED SENSOR SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      March 31,
                                    ------------------------------------------
                                        1999           1998           1997
                                    ------------   ------------   ------------
Revenues:
  Product revenue...................$ 20,797,076   $ 11,173,194   $  8,049,359
  Contract revenue..................   2,613,803      4,052,257      2,254,720
                                    ------------   ------------   ------------
    Total revenues (related party
    revenues of $3,155,266,
    $1,893,000, and $1,506,000
    for 1999, 1998, and 1997).......  23,410,879     15,225,451     10,304,079
                                    ------------   ------------   ------------
Cost of revenues:
  Cost of product revenue (Note 9)..  17,099,526      8,349,274      7,292,491
  Cost of contract revenue..........   2,992,736      4,041,264      2,731,063
                                    ------------   ------------   ------------
    Total cost of revenues..........  20,092,262     12,390,538     10,023,554
                                    ------------   ------------   ------------
Gross profit........................   3,318,617      2,834,913        280,525
                                    ------------   ------------   ------------
Operating expenses:
  Research and development..........   4,431,038      1,850,145      1,438,212
  Sales, general and administrative.   3,275,418      2,098,511      1,759,774
                                    ------------   ------------   ------------
    Total operating expenses........   7,706,456      3,948,656      3,197,986
                                    ------------   ------------   ------------
Loss from operations................  (4,387,839)    (1,113,743)    (2,917,461)
Interest income.....................     622,800          -              -
Interest expense....................    (123,154)      (231,762)      (259,735)
Other income (expense)..............     (66,866)       110,724         27,525
Minority interest in net (income)
loss of consolidated subsidiary.....      59,442        (22,847)       520,826
                                    ------------   ------------   ------------
Net loss............................$ (3,895,617)  $ (1,257,628)  $ (2,628,845)
                                    ============   ============   ============

Basic and diluted net loss per
share...............................$      (0.51)  $      (0.72)  $      (2.06)
                                    ============   ============   ============

Shares used in computing basic
and diluted net loss per share......   7,610,468      1,748,195      1,275,535
                                    ============   ============   ============


                           See accompanying notes.


                                                INTEGRATED SENSOR SOLUTIONS, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



Accumulated
                     Noncumulative                        Additional
Other                           Total
                      Convertible                          Paid-In      Accumulated
Comprehensive   Comprehensive     Deferred     Stockholders'
                    Preferred Stock     Common Stock       Capital        Deficit           Loss
Loss         Compensation      Equity
                    ---------------     ------------       -------        -------           ----
-------------   ------------      ------
                    Shares    Amount    Shares    Amount
                    ------    ------    ------    ------
Balance at
April 1, 1996   2,121,497  $2,122 1,280,913 $1,281 $ 6,652,311  $(5,541,998)
$27,005      $   -         $1,140,721
 Issuance of
  common stock
  upon exercise
  of stock
  options......    -         -      109,767    110      76,430      -            -
-              -              76,540
 Issuance of
  preferred stock
  for notes
  payable,
  accrued
  interest, and
  cash, net of
  $11,959 of
  issuance costs  944,820     944    -         -     5,189,560      -            -
-              -           5,190,504
 Deferred
  compensation     -          -      -         -       281,110      -            -
-           (281,110)         -
 Translation
  adjustment       -          -      -         -        -           -          (95,763)
(95,763)          -             (95,763)
 Net loss......    -          -      -         -        -       (2,628,845) (2,628,845)
-              -          (2,628,845)
                                                                             ---------
 Comprehensive
  Loss.........    -          -      -         -        -           -        2,724,608
-              -              -
                --------- ------- --------- ------- ----------   ---------   =========
-------        ---------      ----------
Balance at March
 31, 1997.......3,066,317   3,066 1,390,680   1,391 12,199,411  (8,170,843)
(68,758)        (281,110)      3,683,157

 Issuance of
  common stock
  upon exercise
  of stock
  options.......   -         -      102,706     103     82,743      -            -
-              -              82,846
 Issuance of
  preferred stock 152,703     153    -         -       911,937      -            -
-              -             912,090
 Conversion of
  preferred stock
  into common..(3,219,020) (3,219)3,219,020   3,219     -           -            -
-              -              -
 Issuance of
  Common Stock
  in IPO, net of
  $2,088,928 of
  issuance costs   -          -   2,500,000   2,500 17,658,572      -            -
-              -          17,661,072
 Deferred
  compensation     -          -      -         -       211,575      -            -
-           (211,575)         -
 Amortization of
  deferred
  compensation     -          -      -         -         -          -            -
-            117,609         117,609
 Translation
  adjustment       -          -      -         -         -          -           36,204
36,204            -              36,204





                     Noncumulative                        Additional
Accumulated                     Total
                     ------------                         ----------
-----------                     -----
                      Convertible                          Paid-In     Accumulated    Comprehensive
Other         Deferred     Stockholders'
                      -----------                          -------     -----------    -------------
-----         --------     ------------
                     Preferred Stock     Common Stock      Capital      Deficit           Loss
Comprehensive   Compensation      Equity
                     ---------------     ------------      -------      -------           ----
-------------   ------------      ------

Loss

----
                    Shares    Amount    Shares    Amount
                    ------    ------    ------    ------


Net Loss          -          -      -         -        -       (1,257,628) (1,257,628)
-              -          (1,257,628)
 Comprehensive
  Loss.............-          -      -         -        -           -        1,221,424
-              -              -
                --------- ------- --------- ------- ----------   ---------   =========
-------        --------      -----------
Balance at March
 31, 1998.......   -          -   7,212,406   7,213 31,064,238  (9,428,471)
(32,554)       (375,076)      21,235,350





 Issuance of
  common stock
  upon exercise
  of stock options -          -      55,558      56     64,373      -            -
-              -              64,429
 Issuance of
  Common Stock
  upon exercise
  of overallotment
  option, net
  issuance costs   -          -     375,000     375  2,729,687      -            -
-              -           2,730,062
 Issuance of
  Common Stock
  upon Purchase
  through ESPP..   -          -      29,246      29     90,116      -            -
-              -              90,145
 Amortization of
  deferred
  compensation..   -          -      -         -        -           -            -
-           113,393          113,393
 Translation
  adjustment       -          -      -         -        -           -        (290,411)
(290,411)           -            (290,411)
 Net loss.......   -          -      -         -        -       (3,895,617)(3,895,617)
-              -          (3,895,617)
                                                                            ---------
  Comprehensive
   Loss            -          -      -         -        -           -     $(4,186,028)
-              -              -
                --------- ------- --------- ------ ----------- ---------- ===========
----------      ----------     ------------
Balance at March
 31, 1999.......   -          -   7,672,210 $7,673 $33,948,414 $(13,324,088)
$(322,965)      $(261,683)     $20,047,351
                ========= ======= ========= ====== =========== =========== ===========
==========      ==========      ===========

                                                                    46


                                                     See accompanying notes.


                      INTEGRATED SENSOR SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Year Ended March 31,
                                    ------------------------------------------
                                        1999           1998           1997
                                    ------------   ------------   ------------
Operating activities
Net loss............................$ (3,895,617)  $ (1,257,628)  $ (2,628,845)
Adjustments to reconcile net loss
to net cash used in operating
activities:
  Depreciation and amortization.....   1,471,620        822,695      1,025,892
  Amortization of deferred
  compensation......................     113,393        117,609         -
  Minority interest in net income
  (loss) of subsidiary..............     (59,442)        22,847       (520,826)
  Gain on sale of interest in
  subsidiary........................      -              -            (171,618)
  Foreign currency (gains) losses...      68,544        (54,238)       143,921
  Changes in operating assets
  and liabilities:
    Accounts receivable.............  (1,251,400)    (1,412,585)    (1,358,435)
    Inventories.....................  (4,011,402)    (1,440,908)       (95,289)
    Prepaid expenses................      21,466       (190,854)        92,228
    Accounts payable................   2,378,694      2,547,056        577,743
    Accrued payroll and related
    expenses........................      65,111        107,553         (3,017)
    Deferred revenue................      -              -              (3,568)
    Other accrued liabilities.......      90,469         65,240        219,480
                                    ------------   ------------   ------------
Net cash used in operating
activities..........................  (5,008,564)      (673,213)    (2,722,334)
                                    ------------   ------------   ------------
Investing activities
Purchase of property and equipment..  (7,352,553)    (1,033,337)    (1,092,413)
Purchase of investments available
for sale............................ (22,603,746)        -              -
                                    ------------   ------------   ------------
Proceeds from investments available
for sale............................  20,387,182         -              -
                                    ------------   ------------   ------------
Proceeds from sale of property
and equipment.......................      -              46,205         -
Purchase of interest in joint
venture.............................    (211,000)        -              -
                                    ------------   ------------   ------------
Net cash used in investing
activities.........................   (9,780,117)      (987,132)    (1,092,413)
                                    ------------   ------------   ------------
Financing activities
Borrowings under line of credit...        -             300,000        600,000
Proceeds from notes payable.......        -              -           1,086,681
Payments on line of credit........      (500,000)        -            (600,000)
Payments of principal on notes
payable...........................        -          (1,115,365)        -
Payments of principal on
capital lease obligations.........      (143,202)      (147,238)      (126,922)
Issuance of convertible preferred
stock, net of issuance costs......        -             429,741      3,988,043
Net proceeds from issuance of
common stock......................     2,884,636     17,743,918         76,540
Net proceeds from investment in
subsidiary........................        -              -             328,947
                                    ------------   ------------   ------------
Net cash provided by financing
activities........................     2,241,434     17,211,056      5,353,289
                                    ------------   ------------   ------------
Increase (decrease) in cash and
cash equivalents.................... (12,547,247)    15,550,711      1,538,542
Cash and cash equivalents at
beginning of year...................  17,609,761      2,059,050        520,508
                                    ------------   ------------   ------------
Cash and cash equivalents at
end of year.........................$  5,062,514   $ 17,609,761   $  2,059,050
                                    ============   ============   ============

Supplemental disclosure of cash
flow information
Interest paid.......................$    108,608   $    214,955   $    118,135
                                    ============   ============   ============
Schedule of noncash financing
activities
Capital asset additions under
capital leases......................$     -        $    257,971   $    298,197
                                    ============   ============   ============
Accounts payable converted to
capital leases......................$     -        $     -        $    153,874
                                    ============   ============   ============
Issuance of preferred stock for
payment of notes payable............$     -        $    400,000   $  1,067,321
                                    ============   ============   ============
Issuance of preferred stock for
payment of interest on notes payable$     -        $     82,349   $    135,140
                                    ============   ============   ============


                            See accompanying notes

                       INTEGRATED SENSOR SOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Years Ended March 31, 1999, 1998 and 1997


1.  Business and Summary of Significant Accounting Policies

Business

     Integrated Sensor Solutions, Inc. (ISS or the Company) designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company was incorporated in March 1989.
Basis of Presentation

     The consolidated financial statements through March 31, 1999 include the accounts of the Company and ISS-Nagano GmbH, its majority owned subsidiary (see
Note 2), after elimination of all intercompany accounts and transactions.

     Prior to July 31, 1997 the Company owned 52% of ISS-Nagano GmbH. On July 31, 1997, the Company entered into an agreement to increase its ownership of ISS-Nagano GmbH by converting approximately $1,000,000 in long-term intercompany indebtedness owed by ISS-Nagano GmbH into an increased equity interest. Accordingly, the Company owned 74% of the equity of ISS-Nagano GmbH. For periods between July 31, 1997 and November 30, 1998, 26% of ISS-Nagano GmbH's net income (loss) has been attributed to the minority shareholders' interest. Effective November 30, 1998, the Company purchased an additional 7.50% of ISS-Nagano GmbH, for approximately $211,000. As a result of the transaction, the Company's results of operations subsequent to the effective date reflect 81.5% of ISS-Nagano's net income (loss).

Foreign Currency Translation

     The financial statements of ISS-Nagano GmbH are denominated in Deutschemarks which is its functional currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (FAS 52). All assets and liabilities in the balance sheets of ISS-Nagano GmbH are translated into U.S. Dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end rates and (2) statement of operations accounts at weighted average exchange rates for the year. Translation gains or losses are recorded in stockholders' equity, and the transaction gains and losses are included in other income. The Company has not undertaken hedging transactions to cover its currency transaction exposure. In fiscal 1999, 1998 and 1997, the Company recognized a transaction loss of $69,000, a transaction gain of $54,000 and a transaction loss of $144,000, respectively, on trade payables and notes to related parties denominated in foreign currencies.

Cash Equivalents

     Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

Investments

     All investments are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholder's equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than- temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                      INTEGRATED SENSOR SOLUTIONS, INC.

              For the Years Ended March 31, 1999, 1998 and 1997

Advertising Expense

     The cost of advertising is generally expensed as incurred. The Company's advertising costs through March 31, 1999 have been immaterial.

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

Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The major components of inventory are as follows:




                                                           March 31,
                                                ------------------------------
                                                    1999              1998
                                                ------------      ------------
Raw materials...................................$  2,976,567      $  1,643,260
Work-in-process................................    3,681,535         1,166,367
Finished goods.................................      473,315           310,388
                                                ------------      ------------
                                                $  7,131,417      $  3,120,015
                                                ============      ============


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

Goodwill

     Goodwill, representing the excess of cost of the Company's investment in its German subsidiary over net tangible and identifiable assets is stated at cost and is amortized, on a staight-line basis, over five years which is the expected future period to be benefited. Accumulated amortization amounted to approximately $10,000 at March 31, 1999.

                       INTEGRATED SENSOR SOLUTIONS, INC.

              For the Years Ended March 31, 1999, 1998 and 1997


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

     Significant customers accounted for the following percentages of net revenues:


                                                    Fiscal Years
                                                   Ended March 31,
                                    ------------------------------------------
                                        1999           1998           1997
                                    ------------   ------------   ------------
MascoTech...........................     -              20%            22%
Echlin..............................     14%            -              -
Nagano Keiki Co., Ltd...............     13%            12%            11%
Robert Bosch GmbH...................     54%            36%            22%
EG&G/IC Sensors.....................    <10%           <10%            20%



Accounting for Employee Stock Options

     The Company accounts for its employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123), which the Company adopted in fiscal 1997. Under FAS 123, companies may elect, but are not required, to use a fair value methodology to recognize compensation expense for all stock-based awards. In 1997, the Company implemented the disclosure-only provisions of FAS 123 (see Note 7).

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS No. 130). FAS No. 130 established rules for reporting and displaying comprehensive income. FAS No. 130 was effective for the Company during fiscal 1999. The adoption of FAS No. 130 did not have a material impact on the Company's results of operations, cash flows,
or financial position.   As of March 31, 1999 and 1998, accumulated other
comprehensive loss consists entirely of the Company's cumulative translation adjustment.

2. ISS-Nagano GmbH

     In July 1993, the Company organized a German entity, ISS-Nagano GmbH, in which ISS retained a 79% interest. In December 1994, Nagano Keiki Company, Ltd. purchased 34% of ISS-Nagano GmbH for approximately $1,290,000 (2,000,000 Deutschemarks). As a result of this transaction, the entity was renamed ISS-Nagano GmbH, and the Company's ownership interest therein was reduced to 52%. Under the terms of the purchase arrangement, the related party was obligated to pay for the stock in four installments of 500,000 Deutschemarks each. The sale has resulted in ISS recognizing a gain of approximately $172,000, and $235,000 in fiscal 1997, and 1996, respectively, which is included in other income in the accompanying consolidated statement of operations. ISS-Nagano GmbH is engaged in the manufacturing and marketing of integrated sensor devices (ISDs).

                       INTEGRATED SENSOR SOLUTIONS, INC.

              For the Years Ended March 31, 1999, 1998 and 1997


     In July 1997, the Company increased its ownership of ISS-Nagano GmbH by converting approximately $1.0 million in long-term intercompany indebtedness owed by ISS-Nagano GmbH into an increased equity interest. Accordingly, the Company owned 74% of the equity of ISS-Nagano. For periods between July 1997 and November 30, 1998, 26% of ISS-Nagano's net income (loss) has been attributed to minority stockholders' interest. Effective November 30, 1998, the Company purchased an additional 7.50% of ISS-Nagano GmbH, for approximately $211,000. As a result of the transaction, the Company's results of operations subsequent to November 30, 1998 reflect 81.5% of ISS-Nagano's net income
(loss).

     From fiscal 1994 through fiscal 1997, the Company received approximately $1,961,000 in research grants from two divisions of the German government as part of the organization of ISS-Nagano GmbH. The grants have been provided to support the research and development of ISS-Nagano GmbH and have been applied against its operating expenditures and fixed asset purchases. The subsidiary must maintain certain employment levels as part of the agreements and the agreements also have restrictions related to the purchasing of fixed assets. Management believes the Company has maintained operations in compliance with the guidelines of the agreements. Penalties that may arise related to the restrictions would not have a material impact on the consolidated statement of operations.

     The Company received $189,000 in grant revenue for the fiscal year ended March 31, 1997, as reimbursement for operating expenses incurred related primarily to research and development expenses. This grant revenue has been offset against research and development expenses for presentation in these financial statements.

3. Investments

     Investments, at cost, as of March 31, 1999 including cash equivalents and short term investments, were as follows:



     Money Market Funds                                $    109,593
     Commercial Paper                                     3,719,949
                                                       ------------
     Total available-for-sale investments                 3,829,542
     Amounts classified as cash equivalents              (1,612,978)
                                                       ------------
     Short term investments                             $ 2,216,564
                                                       ------------


There were no material realized gains or losses from the sale of available for sale investments in fiscal year 1999 and 1998. There were no material unrealized gains or losses for any major security type as of March 31, 1999.

     As of March 31, 1999, no single investment's maturity exceeded 3 months.

4. Line of Credit/Term Loan

     The Company has a bank line of credit agreement that expires on August 20, 1999 and allows for the company to borrow $3,500,000. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.50% (8.25% at March 31,
1999) and are secured by the assets of the Company. As of March 31, 1999 and 1998, the Company had borrowings totaling $400,000 and $900,000, respectively under the line of credit. The Company also has a $1,500,000 term loan facility for equipment which is secured by the assets of the company, as well, that bears interest at the bank's prime rate plus 1.25% (9.00% at March 31, 1999). As of March 31, 1999, the Company had borrowings of approximately $238,600 on another existing term loan that bears interest at the bank's prime rate plus
1.50 (9.25% at March 31, 1999) which are included with capital leases on the balance sheet. These agreements require the Company to maintain certain financial covenants on a quarterly basis. At March 31, 1999, the Company was out of compliance with its profitability covenant and obtained a waiver through
that date.   Subsequent to year-end, the Company repaid all of its borrowings associated with the line of credit and the $1.5 million term loan.

                      INTEGRATED SENSOR SOLUTIONS, INC.

              For the Years Ended March 31, 1999, 1998 and 1997

5. Capital Leases

     At March 31, 1999 and 1998, equipment under capital leases amounted to $747,224 and $753,867, respectively. Lease terms ranged from three to five years. Accumulated amortization on these assets at March 31, 1999 and 1998 was $528,987 and $279,961, respectively.

     The following is a schedule of future minimum fiscal lease payments under capital leases and term loan as of March 31, 1999:



     2000..............................................$    201,045
     2001..............................................     114,072
     2002..............................................      43,796
                                                       ------------
     Total minimum lease payments (including the
     Company's Term Loan)..............................     358,913
     Amount representing interest......................     (35,206)
                                                       ------------
                                                            323,707
     Less current portion..............................     176,283
                                                       ------------
                                                       $    147,424
                                                       ============

6. Commitments

     The Company has facility operating leases that expire through fiscal 2009. Future fiscal minimum lease and maintenance payments as of March 31, 1999 are as follows:


     2000..............................................$  1,039,500
     2001..............................................$  1,192,500
     2002..............................................$  1,475,800
     2003..............................................$  1,169,560
     2004..............................................$  1,169,960
     Thereafter........................................$  1,650,000
                                                       ------------
                                                       $  7,697,320
                                                       ============

     Total rent expense for the years ended March 31, 1999, 1998, and 1997 was approximately $337,000, $277,000 and $246,000, respectively.

     As of March 31, 1999 the Company had outstanding noncancelable purchase orders of approximately $14,050,000, primarily relating to inventory and fixed asset purchases.


7. Stockholders' Equity

Common Stock

     On March 13, 1998, the Company completed its initial public offering of stock through the issuance of 2,500,000 shares of common stock at a price of $8.00 per share, resulting in net proceeds to the Company of $17,661,000. On April 8, 1998, the Company's underwriters exercised their over-allotment option in full by purchasing 375,000 shares at $8.00 per share resulting in net proceeds to the Company of $2,730,062.

                     INTEGRATED SENSOR SOLUTIONS, INC.

              For the Years Ended March 31, 1999, 1998 and 1997

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

     Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method subsequent to the Company's initial public offering and the minimum value method (as the Company was privately owned through March 13, 1998) with the following weighted average assumptions:


                                        1999           1998           1997
                                    ------------   ------------   ------------
     Expected dividend yield........    0.00%          0.00%          0.00%
     Risk-free interest rate........    6.00%          5.96%          6.30%
     Volatility.....................    0.90            -              -
     Weighted average expected life.   4 years        4 years        4 years


                      INTEGRATED SENSOR SOLUTIONS, INC.

              For the Years Ended March 31, 1999, 1998 and 1997


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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying FAS 123 was not material to the Company's reported net loss in fiscal 1999, 1998 or 1997. Because FAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect were not be fully reflected until fiscal 1999 and thereafter.

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

Stockholders' Equity

     Activity under the stock option plans is as follows:


                                            Options
                                 Options  Outstanding  Options Outstanding
                                Available  Number of     Weighted Average
                                For Grant    Shares       Exercise Price
                                ---------   ---------     --------------
Balance at March 31, 1996....    531,653       444,700         $ 0.95
    Authorized.................  307,313          -            $   -
    Options granted............ (183,520)      183,520         $ 1.45
    Options exercised..........     -         (109,767)        $ 0.70
    Options canceled...........   44,036       (44,036)        $ 1.05
                                 -------       -------         -------
  Balance at March 31, 1997......699,482       474,417         $ 1.20
    Options granted............ (109,390)      109,390         $ 4.317
    Options exercised..........     -         (102,706)        $ 0.807
    Options canceled...........   13,017       (21,692)        $ 3.248
                                 -------       -------         -------
  Balance at March 31, 1998....  603,109       459,409         $ 1.911
    Options Authorized.........  350,000          -            $  -
    Options granted............ (513,750)      513,750         $ 4.623
    Options exercised..........     -          (55,558)        $ 1.158
    Options canceled...........  121,700      (131,212)        $ 6.991
                                 -------       -------         -------
  Balance at March 31, 1999....  561,059       786,389         $ 2.874
                                 =======       =======         =======


     Outstanding and exercisable options presented by price range at March 31, 1999 are as follows:



Range of        Number of       Weighted       Weighted      Number of      Weighted
Exercise         Options        Average        Average       Options        Average
Price          Outstanding      Remaining      Exercise     Exercisable     Exercise
-----          -----------      ---------      --------     -----------     --------
                               Life (Years)     Price                         Price
                               ------------     -----                         -----
                                 Options                       Options Exercisable
                                 -------                       ------- -----------
                               Outstanding
                               -----------

$1.125......... 226,402           1.35          $1.125       196,317         $1.125
$2.00.......... 122,200           2.98          $2.000        62,139         $2.000
$3.125......... 239,000           5.10          $3.125          -            $3.125
$4.063.........  37,250           4.59          $4.063            63         $4.063




                       INTEGRATED SENSOR SOLUTIONS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              For the Years Ended March 31, 1999, 1998 and 1997


$4.375.........  89,600           4.71          $4.375          -            $4.375
$5.250.........  25,000           4.37          $5.250         5,729         $5.250
$5.375.........  15,000           4.37          $5.375         6,000         $5.375
$6.00..........  2,937            3.35          $6.000         1,589         $6.000
$8.313.........  29,000           4.14          $8.313         6,644         $8.313
                -------           ----          ------       ------          ------
$1.125-$8.313.. 786,389           3.54          $2.874       278,481         $1.697
                =======           ====          ======       =======         ======


     The weighted average fair value of grants made in fiscal 1999, 1998 and 1997 was $3.36, $1.58 and $0.30, respectively.

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



                                        Shares          Average
                                      Available          Price
                                      ---------          -----
Balance at March 31, 1998              250,000
Shares purchased                       (29,246)         $3.081
                                       -------
Balance at March 31, 1999              220,754
                                       =======


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

Shares Reserved


     Common Stock reserved for future at March 31, 1999 was as follows:

  Stock purchase plan........................................      220,754
  Stock option plans:
    Outstanding..............................................      786,389
    Reserved for future grants...............................      561,059
                                                                 ---------

  Common Stock warrants........................................    308,566
                                                                 ---------
                                                                 1,876,768
                                                                 =========


                      INTEGRATED SENSOR SOLUTIONS, INC.

              For the Years Ended March 31, 1999, 1998 and 1997

8. Income Taxes

     Due to the Company's loss position, there was no provision for income taxes for fiscal 1999, 1998 or 1997.

     Deferred income taxes reflect the net tax effects of operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                            March 31,
                                                ------------------------------
                                                    1999              1998
                                                ------------      ------------
Deferred tax assets:
  Net operating loss carryforwards..............$  3,962,000      $  2,936,000
  Research credit carryforwards.................     567,000           233,000
  Capitalized research costs....................     336,000           175,000
  Other temporary differences...................     296,000           125,000
                                                ------------      ------------
Total deferred tax assets.......................   5,161,000         3,469,000
Valuation allowance for deferred tax assets.....  (5,161,000)       (3,469,000)
                                                ------------      ------------

Net deferred tax assets.........................$      -          $      -
                                                ============      ============


                        INTEGRATED SENSOR SOLUTIONS, INC.

              For the Years Ended March 31, 1999, 1998 and 1997


     The change in the valuation allowance was a net increase of $1,692,000, $437,000 and $1,257,000 for fiscal 1999, 1998 and 1997, respectively.

     For federal tax purposes at March 31, 1999, the Company has net operating loss and credit carryforwards of approximately $10,580,000 and $400,000, respectively, which will expire in the fiscal years 2005 through 2019. For California tax purposes at March 31, 1999, the Company has net operating loss and credit carryforwards of approximately $2,166,000 and $277,000, respectively, which will expire in the fiscal years 2000 through 2004. The Company also has at March 31, 1999 net operating loss carryforwards of approximately $595,000 at ISS-Nagano.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.


9. Related Party Transactions

     During the year ended March 31, 1997 the Company made sales to a related party of approximately $181,000.

     In addition, at March 31, 1999 and 1998, the accounts payable balance includes approximately $0 and $138,000 due to a related party on purchases of $180,200 and $375,000, respectively, during the years ended March 31, 1999, and 1998

     During the years ended March 31, 1999, 1998 and 1997, the Company made sales of approximately $2,900,000, $1,766,000 and $1,119,000, respectively, to another related party of which approximately $970,500 and $802,000 is included in the accounts receivable balance at March 31, 1999 and March 31, 1998, respectively. Included in the accounts payable balance at March 31, 1999 and 1998, is approximately $2,385,000 and $988,000, respectively, due to the related party. The Company purchased $5,792,000, $2,136,000, and $630,000 of materials from the related party in fiscal 1999, 1998 and 1997, respectively.

     During the years ended March 31, 1999, 1998 and 1997 the Company made sales of approximately $220,000, $127,000 and $206,000 respectively, to another related party of which approximately $102,000 and none is included in the accounts receivable balance at March 31, 1999 and 1998, respectively. In addition, the Company had an accounts payable balance to this related party of approximately $27,000 and $19,000 at March 31, 1999 and 1998, respectively.


10. Geographic and Segment Information

     The Company operates in one business segment, which is to design, manufacture, and sell end-market specific integrated subsystems and perform nonrecurring engineering projects for the sensor control applications market. The following table summarizes the Company's operations in different geographic areas:


                                           Year Ended March 31, 1999
                         -------------------------------------------------------------
                          United States     Germany      Adjustments/     Consolidated
                          -------------     -------      ------------     ------------
                                                         Eliminations
                                                         ------------
Sales to unaffiliated
customers............... $  8,710,102    $ 14,700,777        -            $ 23,410,879
Transfers between
geographic areas........    4,935,691       1,154,450    $ (6,090,141)          -
                         ------------    ------------    ------------     ------------
Total net sales......... $ 13,645,793    $ 15,855,227    $ (6,090,141)    $ 23,410,879
                         ============    ============    ============     ============

Loss from operations.... $ (3,932,173)   $   (486,773)   $     31,107     $ (4,387,839)
                         ============    ============    ============     ============

Identifiable assets..... $ 24,533,962    $ 14,717,120    $(10,864,515)    $ 28,386,567
                         ============    ============    ============     ============

                                           Year Ended March 31, 1998
                          -------------------------------------------------------------
                          United States     Germany      Adjustments/     Consolidated
                          -------------     -------      ------------     ------------
                                                         Eliminations
                                                         ------------

Sales to unaffiliated
customers............... $  9,186,019    $  6,039,432         -           $ 15,225,451
Transfers between
geographic areas........    1,639,217         593,523    $ (2,232,740)          -
                         ------------    ------------    ------------     ------------

Total net sales......... $ 10,825,236    $  6,632,955    $ (2,232,740)    $ 15,225,451
                         ============    ============    ============     ============
Loss from operations.... $   (931,508)   $   (208,585)   $     26,350     $ (1,113,743)
                         ============    ============    ============     ============

Identifiable assets..... $ 25,699,712    $  5,011,562    $ (2,950,036)    $ 27,761,238
                         ============    ============    ============     ============

                                            Year Ended March 31, 1997
                          -------------------------------------------------------------
                          United States     Germany      Adjustments/     Consolidated
                          -------------     -------      ------------     ------------
                                                         Eliminations
                                                         ------------
Sales to unaffiliated
customers..............  $  7,685,002    $  2,619,077         -           $ 10,304,079
Transfers between
geographic areas.......     1,668,258         594,861    $ (2,263,119)          -
                         ------------    ------------    ------------     ------------
Total net sales........  $  9,353,260    $  3,213,938    $ (2,263,119)    $ 10,304,079
                         ============    ============    ============     ============

Loss from operations...  $ (1,921,330)   $   (893,303)   $   (102,828)    $ (2,917,461)
                         ============    ============    ============     ============

Identifiable assets....  $  9,169,204    $  2,290,287    $ (2,750,792)    $  8,708,699
                         ============    ============    ============     ============


     Export revenues consisting of sales from the Company's U.S. operating subsidiary to nonaffiliated customers were as follows:


                                                 Year Ended March 31,
                                    ------------------------------------------
                                        1999           1998           1997
                                    ------------   ------------   ------------
Canada..............................$    219,000   $    261,000   $    188,000
Japan and Korea.....................   3,035,000      2,344,000      1,936,000
                                    ------------   ------------   ------------
Total...............................$  3,254,000   $  2,605,000   $  2,124,000
                                    ============   ============   ============


                      INTEGRATED SENSOR SOLUTIONS, INC.

              For the Years Ended March 31, 1999, 1998 and 1997

11. Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted loss per share:


                                                Year Ended March 31,
                                    ------------------------------------------
                                        1999           1998           1997
                                    ------------   ------------   ------------
Numerator for basic and diluted:
  Net loss..........................$ (3,895,617)  $ (1,257,628)  $ (2,628,845)
                                    ============   ============   ============
Denominator:
  Denominator for basic and diluted
  loss per share-weighted average
  common shares outstanding.........   7,610,468      1,748,195      1,275,535
                                    ============   ============   ============
Basic and diluted loss per share....$      (0.51)  $      (0.72)  $      (2.06)
                                    ============   ============   ============


     Securities (including options and warrants) that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

12.  Subsequent Events (Unaudited)

     In April 1999, the Company amended its building lease for an additional 18,000 square feet in building space. This lease is set to expire in 2004.

     On May 3, 1999, the Company and Texas Instruments, Inc. ("TI") announced that they had entered into an agreement for TI to acquire the Company. The agreement is for an all-cash tender offer for all outstanding shares of ISS's common stock at $8.05 per share, or about $62 million. According to the terms of the agreement, the company will become part of the Automotive Sensors & Controls group of TI's Materials and Controls ("M&C") business based in Attleboro, Massachusetts.

     TI commenced the all-cash tender offer on May 7, 1999, and the tender offer was originally scheduled to expire at midnight EDT on June 4, 1999.. On July 6, 1999 98.3 percent of the Company's shares have been tendered and TI again extended the tender offer, this time until July 16, 1999. The tender offer was previously scheduled to expire on Friday, July 2. About 7.6 million shares of Integrated Sensor had been tendered by that date. German antitrust
authorities have not yet completed their review of the proposed deal.   TI
intends to acquire the Company's common stock through a wholly-owned subsidiary of TI. Any shares not purchased in the tender offer will be acquired for the tender offer price in cash in a second-step merger.

     The boards of directors of both companies have unanimously approved the acquisition, and the Company's board of directors has recommended that the Company's stockholders accept TI's all cash tender offer. Consummation of the acquisition is contingent upon the tender of a majority of ISS's outstanding common stock on a fully-diluted basis, antitrust agency approvals in the United States and Germany and certain other conditions.

     In June 1999. the Company purchased the remaining interest of shares in it subsidiary ISS-Nagano GmbH for 3.5 million DM or approximately $2.0 million.