Form 10QSB
period 1999-06-30
INTEGRATED SENSOR SOLUTIONS INC
filed 1999-08-16
CIK 929846

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ____________________________

                                 FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
        ______________

                        Commission File Number 0-23841
                             ____________________

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

                        Common Stock, $.001 par value
                               (Title of Class)
                        _____________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]      NO [ ]

Outstanding shares of registrant's common stock, $.001 par value, as of August 12, 1999: 7,940,109.



This Report on Form 10-QSB includes 27 pages with the Index to Exhibits located on page 24.


                      INTEGRATED SENSOR SOLUTIONS, INC.
                            REPORT ON FORM 10-QSB
                       FOR QUARTER ENDED JUNE 30, 1999
                              TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets - June 30, 1999 and
                March 31, 1999.............................................  3

              Condensed Consolidated Statements of Operations - Three
                Months Ended June 30, 1999 and 1998........................  4

              Condensed Consolidated Statements of Cash Flows - Three
                Months Ended June 30, 1999 and 1998........................  5

              Notes to Condensed Consolidated Financial Statements.........  6


    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 10


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................. 24

    Item 5.  Other Information............................................. 24

    Item 6.  Exhibits and Reports on Form 8-K.............................. 24


             Signatures.................................................... 25


ITEM 1.    FINANCIAL STATEMENTS


                      INTEGRATED SENSOR SOLUTIONS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                   June 30,         March 31,
                                                     1999            1999 (1)
                                                  -----------      -----------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $       553      $     5,063
  Short-term investments                                    -            2,217
  Accounts receivable, net                              4,849            4,701
  Accounts receivable from related parties                713            1,072
  Inventories                                           8,896            7,131
  Prepaid expenses and other current assets               159              233
                                                  -----------      -----------
    Total current assets                               15,170           20,417

PROPERTY AND EQUIPMENT, NET                            10,064            7,786

Goodwill                                                2,079              183
                                                  -----------      -----------
TOTAL ASSETS                                      $    27,313      $    28,386
                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                  $         -      $       400
  Accounts payable-trade                                5,639            4,389
  Accounts payable to related parties                   2,720            2,412
  Current portion of capital lease obligations             36              176
  Other current liabilities                               858              815
                                                  -----------      -----------

    Total current liabilities                           9,253            8,192

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS              8              147

STOCKHOLDERS' EQUITY:
  Noncumulative convertible preferred stock                 -                -
  Common stock                                              8                8
  Additional paid-in capital                           34,074           33,948
  Accumulated deficit                                 (15,284)         (13,324)
  Cumulative translation adjustment                      (510)            (323)
  Deferred compensation                                  (236)            (262)
                                                  -----------      -----------
    Total stockholders' equity                         18,052           20,047
                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    27,313      $    28,386
                                                  ===========      ===========


(1) Derived from the March 31, 1999 audited balance sheet included in the 1999 Annual Report on Form 10-KSB of Integrated Sensor Solutions, Inc.


See notes to condensed consolidated financial statements.


                      INTEGRATED SENSOR SOLUTIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                        Three Months Ended
                                                             June 30,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
REVENUES:
  Product revenue                                    $    7,502    $    4,360
  Contract revenue                                          164           504
                                                     ----------    ----------
    Total revenues (related party revenues of  $734
      and $1,595 for 1999 and 1998, respectively)         7,666         4,864
                                                     ----------    ----------

COST OF REVENUES:
  Cost of product revenue                                 6,491         3,353
  Cost of contract revenue                                  814           592
                                                     ----------    ----------
    Total cost of revenues                                7,305         3,945
                                                     ----------    ----------

GROSS PROFIT                                                361           919
                                                     ----------    ----------

OPERATING EXPENSES:
  Research and development                                1,217         1,024
  Sales, general, and administrative                        947           631
                                                     ----------    ----------
    Total operating expenses                              2,164         1,655
                                                     ----------    ----------

    LOSS FROM OPERATIONS                                 (1,803)         (736)

INTEREST INCOME                                              38           211
INTEREST EXPENSE                                             (9)          (45)
OTHER EXPENSE, NET                                         (185)          (30)
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED
  SUBSIDIARY                                                   -            17
                                                     ----------    ----------

NET LOSS                                             $   (1,959)   $     (583)
                                                     ==========    ==========

Basic and diluted net loss per share                 $    (0.26)   $    (0.08)
                                                     ==========    ==========

Shares used in computing basic net loss per share         7,682         7,559
                                                     ==========    ==========

Shares used in computing diluted net loss per share       7,682         7,559
                                                     ==========    ==========

          See notes to condensed consolidated financial statements.



                      INTEGRATED SENSOR SOLUTIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)
                                                        Three Months Ended
                                                             June 30,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
Operating activities
Net loss                                             $   (1,959)   $     (583)
Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                             416           280
  Amortization of deferred compensation                      26            36
  Minority interest in net income (loss) of subsidiary                     17
  Foreign currency (gains) losses                           201           (12)
  Gain on sale of interest in joint venture                   -             -
  Changes in operating assets and liabilities:
    Accounts receivable, net                                211           (18)
    Inventories                                          (1,765)         (518)
    Prepaid expenses                                         74          (304)
    Accounts payable                                      1,558        (2,255)
    Other current liabilities                                43           (16)
                                                     ----------    ----------
Net cash used in operating activities                    (1,195)       (3,373)
                                                     ----------    ----------

Investing activities
Proceeds of short-term investments                        2,217        (9,006)
Purchase of property and equipment                       (3,073)         (487)
Purchase of interest in joint venture                    (1,906)            -
                                                     ----------    ----------
Net cash provided by (used in) investing activities      (2,762)       (9,493)

Financing activities
Payments on line of credit                                 (400)         (500)
Payments of principal on notes payable                        -             -
Payments of principal on capital lease obligations         (279)          (35)
Issuance of convertible preferred stock, net of
  issuance costs                                              -             -
Net proceeds from issuance of common stock                  126         2,745
                                                     ----------    ----------
Net cash provided by (used in) financing activities        (553)        2,210
                                                     ----------    ----------

Decrease in cash and cash equivalents                    (4,510)      (10,656)
Cash and cash equivalents at beginning of period          5,063        17,610
                                                     ----------    ----------
Cash and cash equivalents at end of period           $      553    $    6,954
                                                     ==========    ==========

Supplemental disclosure of cash flow information
Interest paid                                        $        8    $       45
                                                     ==========    ==========

Schedule of noncash financing activities
Equipment acquired under capital leases              $        -    $       86
                                                     ==========    ==========
Accounts payable converted to capital leases         $        -    $       79
                                                     ==========    ==========

          See notes to condensed consolidated financial statements.



                      INTEGRATED SENSOR SOLUTIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1. SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information

     The accompanying condensed consolidated financial statements of Integrated Sensor Solutions, Inc. and its majority-owned subsidiary ("ISS" or the "Company") as of June 30, 1999 and for the three months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Prior to July 31, 1997 the Company owned 52% of ISS-Nagano GmbH. On July 31, 1997, the Company entered into an agreement to increase its ownership of ISS-Nagano GmbH by converting approximately $1,000,000 in long-term intercompany indebtedness owed by ISS-Nagano GmbH into an increased equity interest. Accordingly, the Company owned 74% of the equity of ISS-Nagano GmbH. For periods between July 31, 1997 and November 30, 1998, 26% of ISS-Nagano GmbH's net income (loss) has been attributed to the minority shareholders' interest. Effective November 30, 1998, the Company purchased an additional 7.50% of ISS-Nagano GmbH, for approximately $211,000. As a result of the transaction, the Company's results of operations between November 1998 and June 30, 1999 reflect 81.5% of ISS-Nagano's net income (loss). Effective June 30, 1999, the Company purchased the remaining interest of shares in it subsidiary ISS-Nagano GmbH for 3.5 million DM or approximately $1.9 million.

     This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.


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

     Significant customers accounted for the following percentages of revenues:


                                                           Three Months
                                                          Ended June 30,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
Robert Bosch GmbH                                       79 %          35 %
Nagano Keiki Co., Ltd.                                   9 %          32 %
Echlin Corporation                                       4 %          17 %


2. INVENTORIES

       Inventories consist of the following (in thousands):

                      INTEGRATED SENSOR SOLUTIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


                                                      June 30,      March 31,
                                                        1999          1999
                                                     ----------    ----------
    Finished goods                                   $      672    $    2,977
    Work-in-process                                       2,857         3,681
    Raw materials                                         5,367           473
                                                     ----------    ----------
                                                     $    8,896    $    7,131
                                                     ==========    ==========


3. LINE OF CREDIT/TERM LOAN

     The Company has a bank line of credit agreement that expires on August 20, 1999 and allows for the company to borrow $3,500,000. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.50% (8.50% at June 30, 1999) and are secured by the assets of the Company. As of June 30, 1999 the Company had no borrowings against the line compared to $400,000 at June 30, 1998. The Company has a $1,500,000 term loan facility for equipment which is also secured by the assets of the company, as well, that bears interest at the bank's prime rate plus 1.25% (9.25% at June 30, 1999). As of June 30, 1999, the Company had no borrowings as compared to approximately $238,600 at March 31, 1999 (which are included with capital leases on the balance sheet.) These agreements require the Company to maintain certain financial covenants on a quarterly basis. At June 30, 1999, the Company was not in compliance with its profitability covenant.


4. COMPREHENSIVE INCOME (LOSS)

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. For the three months ended June 30, 1999 and 1998, comprehensive loss, which was comprised of the Company's net loss for the periods and cumulative translation adjustment, was approximately ($1,772,000) and ($496,000), respectively.


5. GEOGRAPHIC AND SEGMENT INFORMATION

     The Company operates in one business segment, which is to design, manufacture, and sell end-market specific integrated subsystems and perform nonrecurring engineering projects for the sensor control applications market. The following table summarizes the Company's operations in different geographic areas (in thousands):


                                    Three Months ended June 30, 1999
                          -----------------------------------------------------
                                                     Adjustments/
                          United States    Germany   Eliminations  Consolidated
                          -------------  ----------  ------------  ------------
Revenues to unaffiliated
    customers               $    1,133   $    6,533   $        -    $    7,666
Transfers between
    geographic areas             2,115          337       (2,452)            -
                            ----------   ----------   ----------    ----------
Total net revenues          $    3,248   $    6,870   $   (2,452)   $    7,666
                            ==========   ==========   ==========    ==========
Loss from operations        $  ( 2,109)  $      306   $        -    $   (1,803)
                            ==========   ==========   ==========    ==========
Identifiable assets         $   23,936   $   15,748   $  (12,371)   $   27,313
                            ==========   ==========   ==========    ==========


                      INTEGRATED SENSOR SOLUTIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


                                    Three Months ended June 30, 1998
                          -----------------------------------------------------
                                                     Adjustments/
                          United States    Germany   Eliminations  Consolidated
                          -------------  ----------  ------------  ------------
Revenues to unaffiliated
    Customers               $    2,774   $    2,090   $        -    $    4,864
Transfers between
    geographic areas               665          328         (993)            -
                            ----------   ----------   ----------    ----------
Total net revenues          $    3,439   $    2,418   $     (993)   $    4,864
                            ==========   ==========   ==========    ==========
Loss from operations        $     (713)  $      (22)  $       (1)   $     (736)
                            ==========   ==========   ==========    ==========
Identifiable assets         $   27,018   $    4,909   $   (4,618)   $   27,309
                            ==========   ==========   ==========    ==========


     Export revenues consisting of sales from the Company's U.S. operations to nonaffiliated customers were as follows (in thousands):

                                                           Three Months
                                                          Ended June 30,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
    Canada                                           $       26    $       73
    Japan and Korea                                         734         1,625
                                                     ----------    ----------
    Total                                            $      760    $    1,698
                                                     ==========    ==========


6. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                    Three Months ended June 30,
                                                        1999          1998
                                                     ----------    ----------
Numerator for basic and diluted net loss per share:
    Net loss                                         $   (1,959)   $     (583)
                                                     ==========    ==========
Denominator:
    Weighted average common shares outstanding            7,682         7,559
                                                     ----------    ----------
Denominator for basic and diluted net loss per share      7,682         7,559
                                                     ==========    ==========

Basic and diluted net loss per share                 $    (0.26)   $    (0.08)
                                                     ==========    ==========


     Securities (including options and warrants) that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS for the three months ended June 30, 1999 and 1998 because to do so would have been antidilutive for the periods presented.

                      INTEGRATED SENSOR SOLUTIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


7.     PROPOSED ACQUISITION BY TEXAS INSTRUMENTS, INC.

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

     TI commenced the all cash tender offer on May 7, 1999, and the tender offer was originally scheduled to expire at midnight EDT on June 4, 1999. TI extended the offer several times due to the fact that German antitrust authorities had not completed their review of the proposed transaction. On August 6, 1999, German authorities completed their review of the transaction and granted consent for the consummation of the acquisition The latest tender offer expired on August 13, 1999. On August 11, 1999, 7,541,374 shares were tendered. The Company and TI currently anticipate that the transaction will be completed no later than August 18, 1999. TI intends to acquire the Company's common stock through a wholly-owned subsidiary of TI. Any shares not purchased in the tender offer will be acquired for the tender offer price in cash in a second-step merger.

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

Overview

     ISS designs, manufactures and markets high performance, intelligent sensor products that are used in electronic control systems by customers in the automotive and industrial markets. The Company was incorporated in March 1989 and was principally engaged in research and development through fiscal 1993. In fiscal 1991, the Company shipped its first product; an application specific integrated circuit ("ASIC") designed for use with a very low-pressure sensor used in industrial flow measurements. In fiscal 1992, the Company introduced its first integrated sensor device ("ISD"), an aftermarket product for manifold absolute pressure ("MAP") sensor applications for General Motors automobile engines. The Company subsequently developed and introduced a variety of other ASICs and ISDs. Principally as a result of an increase in product sales, the Company's total revenues have increased to $7.7 million for the three months ended June 30, 1999 from $4.9 million for the three months ended June 30, 1998 The Company has experienced operating losses in each year since its inception and had an accumulated deficit of $15.3 million as of June 30, 1999.

     The Company experienced higher product costs during the three months ended June 30, 1999 largely due to lower production yields for ISDs produced at its German operation, coupled with declining average selling prices for these products as the unit volumes increased. Lower production yields were largely due to using the existing manufacturing line for two different products, which created manufacturing inefficiencies.

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

     The Company's revenues in any period are substantially dependent upon sales to and product development contracts with a small number of customers. Revenues from customers that represented at least 10% of total revenues in each of the three months ended June 30, 1999 and 1998 accounted for 79% and 84% of total revenues, respectively. The Company expects that this trend will continue for the foreseeable future.

     The Company's cost of product revenues includes the costs of wafer fabrication, raw materials, third party assembly and direct and indirect costs of procurement, scheduling, testing, calibration of ISDs, housing assembly for ISDs and quality assurance. The Company is actively attempting to reduce these costs by, among other things, improving yields on existing products, fabricating its ASICs on larger wafers using smaller geometries and performing more manufacturing, assembly and test operations in-house. In addition, to the extent that the volume of product shipments increases, the Company may be able to obtain volume discounts to lower its costs of raw materials, components and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


services. Higher volumes may also result in allocation of fixed costs over a larger revenue base and a corresponding reduction in per unit product costs. Nonetheless, the Company's ability to reduce product costs may be adversely affected by a number of factors outside the Company's control including, among other things, fluctuations in manufacturing yields and availability and cost of manufacturing and assembly capacity and of raw materials. In the past, the Company has experienced significant, unanticipated price increases for wafer fabrication and significant assembly supply disruptions which materially adversely affected the Company's operating results. In addition to its efforts to reduce cost of product revenues, the Company believes it can mitigate the effects of declining average selling prices by continually introducing new products and addressing new markets with existing and new products. The Company has made significant investments in its product development resources to address these issues. The Company has been not been successful in its efforts to reduce product costs and there can be no assurance that the Company will be able to reduce its product costs or introduce new products in a timely manner to improve product gross margin levels. Any failure to improve gross margins could have a material adverse effect on the Company's business, financial condition or operating results.

     On May 3, 1999, the Company and Texas Instruments ("TI") announced that they had entered into an agreement for TI to acquire the Company. The agreement is for an all-cash tender offer for all outstanding shares of ISS's common stock at $8.05 per share, or about $62 million. According to the terms of the agreement, the company will become part of the Automotive Sensors & Controls group of TI's Materials and Controls ("M&C") business based in Attleboro, Massachusetts. The Company and TI currently anticipate that the transaction will be completed by August 18, 1999. After completion, the Company will terminate its registration under the Securities Exchange Act of 1934 and cease filing public reports.

     TI commenced the all cash tender offer on May 7, 1999, and the tender offer was originally scheduled to expire at midnight EDT on June 4, 1999. TI extended the offer several times due to the fact that German antitrust authorities had not completed their review of the proposed transaction. On August 6, 1999, German authorities completed their review of the transaction and granted consent for the consummation of the acquisition. The latest tender offer expired on August 13, 1999. On August 11, 1999, 7,541,374 shares were tendered. TI intends to acquire the Company's common stock through a wholly-owned subsidiary of TI. Any shares not purchased in the tender offer will be acquired for the tender offer price in cash in a second-step merger.

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

     The Company's revenues in any period are substantially dependent upon sales to and product development contracts with a small number of customers. Revenues from customers that represented at least 10% of total revenues in each of the three months ended June 30, 1999 and 1998 accounted for 79% and 84% of total revenues, respectively. The Company expects that this trend will continue for the foreseeable future.


Results of Operations

     The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues:



                                                        Three Months Ended
                                                             June 30,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
Revenues:
  Product revenues                                      97.9%         89.6%
  Contract revenues                                      2.1          10.4
                                                     -------       -------
    Total revenues                                     100.0         100.0
                                                     -------       -------







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (continued)


Cost of revenues:
  Cost of product revenue                               84.7          68.9
  Cost of contract revenue                              10.6          12.2
                                                     -------       -------
    Total cost of revenues                              95.3          81.1
                                                     -------       -------
  Gross profit                                           4.7          18.9
                                                     -------       -------
Operating expenses:
  Research and development                              15.9          21.0
  Sales, general and administration                     12.3          13.0
                                                     -------       -------
    Total operating expenses                            28.2          34.0
                                                     -------       -------
Loss from operations                                   (23.5)        (15.1)
Interest income                                          0.4           4.3
Interest expense                                        (0.1)         (0.9)
Other expense                                           (2.4)         (0.6)
Minority interest in net loss of ISS-Nagano                -           0.3
                                                     -------       -------
Net loss                                               (25.6)%       (12.0)%
                                                     =======       =======


Comparison of Three Months Ended June 30, 1999 and 1998

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

     Product Revenues.  Product revenues increased by 72% to $7.5 million in
     ----------------
the three months ended June 30, 1999 from $4.4 million for the three months ended June 30, 1998. The increase was principally due to increased shipments of ISDs for Common Rail Diesel Injection and Vehicle Stability Control Systems as well as ASICs incorporated into sensors for the gasoline direct injection systems. Consistent with the Company's long-term strategy, product revenue increased to 97.9% of total revenues for the three month ended June 30, 1999 from 89.6% for the similar period in the prior year. This increase was principally the result of an increase in ISD product revenues at ISS-Nagano GmbH, the Company's majority owned subsidiary ("ISS-Nagano"). The Company believes that product revenue is likely to account for substantially all of the Company's future revenues.

     Contract Revenues.  Contract revenues decreased by 68% to $163,000 for the
     -----------------
three months ended June 30, 1999 from $504,000 for the comparable period in 1998. The decrease was primarily due to fewer new development contracts in the three months ended June 30, 1999 compared to the similar period in 1998 as the Company focused on completing existing contract milestones. Contract revenue as a percentage of total revenues for the three months ended June 30, 1999 decreased to 2.1% from 10.4% for the comparable period in 1998, respectively.

     International revenues (export revenues and revenues of ISS-Nagano) were $7.3 million and $3.8 million for the three months ended June 30, 1999 and 1998, respectively, representing 95.1% and 77.9% of total revenues, respectively. The increase in international revenues for the three months ended June 30, 1999 as compared to the similar period in 1998 was principally the result of increased sales in Germany. All of the Company's sales in Europe are denominated in Deutschemarks. Accordingly, a portion of the Company's international revenues is subject to foreign currency fluctuation risks, and fluctuations in the value of the Deutschemark could adversely affect the profitability of sales made in Europe and therefore materially adversely affect the Company's business, financial condition or operating results. The Company has not engaged in any hedging transactions to minimize its risk to foreign currency fluctuations. The Company may, however, engage in such transactions in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Cost of Revenues
----------------

     Cost of Product Revenue.  The Company's product revenue gross margin
     -----------------------
decreased 9.6% to 13.5% for the three months ended June 30, 1999 from 23.1% for the three months ended June 30, 1998. The decline in product gross margin for the three months ended June 30, 1999 compared to 1998 was due, in part, to the reduction in average selling prices of ISD products for volume based contracts with customers, as well as manufacturing inefficiencies including yield issues associated with the production ramp-up of the Company's HVP and FDR media-compatible ISDs.

     Cost of Contract Revenues. The Company's cost of contract revenue
     -------------------------
increased to $814,000 in the three months ended June 30, 1999 from $592,000 in the comparable 1998 period. The increase in contract costs was primarily due to fewer contact programs and a greater focus on existing programs in the first quarter of 1999 compared to 1998. Expenses related to contracts are recorded as incurred, while recognition of revenues occurs when contractual milestones are reached. The Company does not anticipate that the gross margin on contract revenues will grow or even be positive in future periods.


Operating Expenses
------------------

     Research and Development Expenses.  Research and development expense
     ---------------------------------
consists primarily of personnel expenses, including salary and benefits, and other product development related engineering expenses not associated with contract revenue. Research and development expenses increased by 19% to $1.2 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998 in the comparable period in 1998. This higher level of expenses reflects an overall increase in resources for ASIC and ISD product test development, tire pressure monitoring programs, and an increase in resources at the Company's ISS-Nagano operations. Research and development expenses as a percentage of total revenues decreased to 15.9% for the three months ended June 30, 1999 from 21.0% for the similar period in 1998. The Company believes that research and development is essential to the Company's ability to increase revenues. The Company expects research and development expenses to increase in absolute dollars but expects such expenses to decrease as a percentage of total revenues.

     Sales, General and Administrative Expenses.  Sales, general and
     ------------------------------------------
administrative expense consists primarily of personnel expenses, including salary and benefits, and professional fees. Sales, general and administrative expenses increased by 50% to $947,000 for the three months ended June 30, 1999 from $631,000 for the three months ended June 30, 1998. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of operating as a public company. Sales, general and administrative expenses as a percentage of total revenues declined to 12.3% for the three months ended June 30, 1999 compared to 13.0% for the three months ended June 30, 1998. The Company expects sales, general and administrative expenses to increase in absolute dollars, reflecting growth in operations and costs associated with being a public entity, but to be stable or decline as a percentage of total revenues.


Interest Income
---------------

     Interest income decreased to $38,000 for the three months ended June 30, 1999 from $211,000 for the three months ended June 30, 1998. The decrease in interest income was the result of lower interest-bearing cash balances and a decline in interest rates during the three months ended June 30, 1999 compared to the similar period in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Interest Expense
----------------

     Interest expense decreased to $9,000 for the three months ended June 30, 1999 from $45,000 for the three months ended June 30, 1998 due to lower average borrowings resulting from the repayment of debt during fiscal 1999 and the repayment of all balances outstanding under the Company's line of credit during the three months ended June 30, 1999.


Other Expense, Net
------------------

     Other expense, net was $185,000 for the three months ended June 30, 1999 compared $30,000 for the three months ended June 30, 1998. Other expense changed primarily due to foreign currency exchange losses of $201,000 in the three months ended June 30, 1999 related to Deutschemark-denominated loans that the Company has with ISS-Nagano partially offset by other income totaling $16,000.


Minority Interest in Net (Income) Loss of ISS-Nagano
----------------------------------------------------

     Minority interest in net loss of ISS-Nagano for the three months ended June 30, 1999 was none compared to the minority interest in the net loss of $17,000 for the similar period in 1998 due to the Company's purchase in June 1999 of the remaining interest of shares in its subsidiary ISS-Nagano GmbH for
3.5 million German Deutschemarks or approximately $1.9 million.

Income Taxes
------------

     Due to the Company's loss position, there was no provision for income taxes in the three months ended June 30, 1999 and 1998, respectively. The tax rate for the three months ended June 30, 1999 and 1998 differ from the federal statutory rate primarily as a result of providing no benefit for federal net operating losses.


Year 2000 Compliance
--------------------

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


        Phases Of The Project               Start Date           End Date
        ---------------------               ----------           --------
Internal Operating Systems                    Q4 FY98             Q2 FY00
Manufacturing In Line Test Software and
Embedded Controllers                          Q4 FY99             Q3 FY00
TMT Test Systems                              Q3 FY99             Q3 FY00



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

     The costs incurred by the Company during the three months ended June 30, 1999, related to its Year 2000 readiness program were less than $10,000 and cumulatively to date have been less than $25,000. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $100,000 over the current fiscal year. The total cost estimate does not include potential costs related to any customer, vendor, or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs, as defined by the high level assessment performed in fiscal 1999, and is subject to change as the projects proceed. The Company is identifying Year 2000 dependencies in its equipment, processes and systems and is implementing changes to or replacements of affected equipment, processes and systems to make them Year 2000 compliant. There can be no assurance that the Company will have identified all such dependencies (including those on its vendors, customers, or financial institutions) or that it will implement its changes in an efficient and timely manner or that any new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the changed systems or replacements could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The cost of bringing the Company's systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has financed its operations principally through sales of equity securities, product revenues and contract revenues. The Company completed its initial public offering on March 13, 1998, in which it raised approximately $20,391,000, including the underwriter's exercise of their over-allotment option on April 8, 1998, after deducting costs associated with the initial public offering. At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $553,000 and working capital of $5.9 million. The Company also has a $3.5 million bank line of credit agreement secured by the assets of the Company that permits borrowings of the lesser of $3.5 million or 80% of eligible accounts receivable. Eligible accounts receivable are defined as those outstanding less than 90 days from date of invoice. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.50%. At June 30, 1999, the Company also had a $1.5 million term loan facility for capital equipment that bears interest at the bank's prime rate plus 1.50%. The bank line of credit agreement and term loan facility will expire August 21, 1999. At June 30, 1999, the Company had no outstanding borrowings under the line of credit agreement and term loan facility. These agreements require the Company to maintain certain financial covenants on a quarterly basis. At June 30, 1999, the Company was not in compliance with its profitability covenant.

     Net cash used in operating activities was $1.2 million and $3.4 million in three months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999, net cash used in operations was primarily attributable to the Company's net loss and an increase in inventory levels for anticipated higher sales demand partially offset by an increase in accounts payable. For the three months ended June 30, 1998, net cash used in operations was primarily attributable to a decrease in accounts payable, an increase in inventory levels in anticipation of higher sales demand and the Company's net loss.

     Net cash used in investing activities was $2.8 million, and $9.5 million in three months ended June 30, 1999 and 1998, respectively. Cash used in investing activities for the three months ended June 30, 1999 was primarily related to purchases of property and equipment and payment of $1.9 million for the remaining 18.5% of ISS-Nagano GmbH. Cash used in investing activities for the three months ended June 30, 1998 was primarily related to the Company's purchase of $9.0 million in short-term investments.

     Net cash used in financing activities was $555,000 for the three months ended June 30, 1999 and net cash provided by financing activities was $2.2 million for the three months ended June 30, 1998. Cash used in financing activities for the three months ended June 30, 1999 was primarily due to the repayment of $400,000 outstanding under its line of credit and $240,000 outstanding under its term loan facility for equipment. Cash provided by financing activities for the three months ended June 30, 1998 was primarily due to the sale of common stock upon exercise of the over allotment option held by the underwriters of the Company's initial public offering. The Company also repaid $500,000 outstanding under its line of credit

     As of June 30, 1999 the Company had outstanding noncancelable purchase orders of approximately $15.5 million, primarily relating to inventory and fixed asset purchases.

     The Company anticipates the transaction with TI will conclude no later than August 18, 1999. In the event that the transaction does not take place, the Company anticipates that it will be able to fund its operations through cash generated by operations and by renewing its currently existing line of credit and term loan. There can be no assurance that the Company will be able to renew its credit facilities on commercially reasonable terms, or at all. The Company may also be required to seek equity financing which may be on terms that would be dilutive to current stockholders. If the Company is unable to obtain adequate financing, it could be required to significantly reduce its operations.

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


Factors That May Affect Operating Results

     The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include but are not limited to: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; and statements regarding future expenditures. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. In addition to the other information in this Form 10-QSB, the following factors should be considered carefully in evaluating the Company and its business.



     Risks Relating to Transaction with TI.  ISS believes that an important
     -------------------------------------
benefit to be realized from the acquisition of the Company by TI will be the integration of the Company's management, strategies, operations and product lines with those of TI. This integration process has caused an interruption of, or a loss of momentum in, the activities of the Company as an independent entity, because of significant delays. Additionally, the Company has incurred significant expenses and made resource commitments in connection with the sale to TI that would materially adversely affect the Company's business and financial condition if the transaction were not consummated. Although the Company is not aware of any circumstance which would interfere with the consummation of the sale to TI, the Company cannot assure stockholders that the transaction will be completed, and a cancellation or further significant delay in completion of the transaction could materially adversely affect the Company's business, financial condition and results of operations.

     Ongoing Operating Losses.  The Company has experienced operating losses in
     ------------------------
each fiscal year since inception and in each fiscal quarter since September 1997. The losses have been largely attributable to increased costs associated with the manufacture of the Company's ISDs combined with declining average selling prices of the ISDs. If the Company remains independent and is not acquired by TI, in addition to the risks described above, the Company may never be able to achieve profitability or generate sufficient operating income to continue operations.

     Implementation of New Automated Manufacturing Line. The Company is
     ---------------------------------------------------
currently developing a new automated manufacturing line at its German facility for the manufacture of Vehicle Stability Control System ISDs which will involve existing technologies currently employed by the Company's Common Rail Diesel Injection ISD manufacturing line at the same facility. There can be no assurance that the transition of Vehicle Stability Control System ISDs processing to the new line will be achieved on schedule without encountering any delays in the process implementation. Nor can there be any assurance that the Company will achieve acceptable manufacturing yields or that the operating income margins on such products will be comparable to those realized in connection with the Company's current manufacturing line. Failure to achieve acceptable yields or margins could adversely affect the Company's financial condition and results of operations. In developing the new line, there can be no assurance that the Company will be able to meet customer demands or there can be no assurance while implementing the new line there will be no line shut downs at the Company's end, which in turn may cause shut downs at the customers and/or end user such as a vehicle manufacturer. The cost of such a shut down

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


may have a material adverse effects on the Company's financial condition, results of operations and business. There can be no assurance that the Company can manage the cost of or handle such a shut down without materially adversely affecting the Company's financial condition, results of operations or business.

     Dependence on Customer Specific Products; Lengthy Sales and Development
     -----------------------------------------------------------------------
Cycle.  A substantial portion of the Company's products is designed to address
-----
the specific needs of individual customers. As a result, the sales and development cycle for these products can be lengthy, with the development cycle alone ranging up to thirty months for new products in new applications in the automotive industry and up to eighteen months for new products in new applications in the industrial market. Because customer specific products are developed for particular customers' applications, some of the Company's current and future customer specific products may never be produced in high volume, or at all, due to the Company's inability to introduce custom products in a timely manner, delays in the introduction of the Company's customers' products, the failure of the Company's customers' products to achieve and sustain commercial success or the discontinuation of a customer's product line. Any of these occurrences could have a material adverse effect on the Company's business, financial condition or operating results.

     Fluctuations in Operating Results.  The Company's revenues and operating
     ---------------------------------
results have varied on a quarterly and an annual basis in the past and may vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, fluctuations in yields, the relatively long sales and development cycle for the Company's products, the ability to obtain product development contracts and the amount and timing of recognition of product development contract revenue and expense associated with such contracts, the Company's ability to introduce new products and technologies on a timely basis, market acceptance of the Company's and its customers' products, the timing, deferral or cancellation of customer orders and related shipments, competitive pressures on selling prices, availability of foundry capacity, availability of raw materials, changes in product mix, changes in the lead time required to ship products after receipt of an order, introduction of products and technologies by the Company's competitors and customers, quality control of products sold, personnel changes and difficulties in attracting and retaining qualified technical personnel, foreign currency exchange rates and economic conditions generally and in the automotive and industrial markets.

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

     Variability of Manufacturing Yields.  Manufacturing yields of the
     -----------------------------------
Company's ASICs and ISDs may vary significantly depending on a variety of factors. ASIC yields can be adversely affected by the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of fabrication personnel and equipment, all of which are outside the control of the Company. ISD yields can be adversely affected by defective sensing elements, component quality and performance of assembly personnel and equipment. Historically, the Company has experienced fluctuations in yields of its products, particularly during initial production of new products, which have adversely affected product gross margin. The Company believes that any new

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


product lines or manufacturing processes that it undertakes may create difficulties in achieving acceptable yields, and, as a result, the Company may experience production problems or shipment delays which could have a material adverse effect on the Company's business, financial condition or operating results. Regardless of the process technology used, the manufacturing of ASICs and ISDs is a highly complex and precise process, and there can be no assurance that the Company will be able to achieve or maintain acceptable yields on its products in the future. Any such failure could have a material adverse effect on the Company's business, financial condition or operating results.

     Significant Customer Concentration.  Historically, a relatively small
     ----------------------------------
number of customers have accounted for a significant percentage of the Company's total revenues, and the Company expects that this trend will continue. In each of the three month periods ended June 30, 1999 and 1998, the Company has had one or more customers, which each accounted for more than 10% of total revenues. In the three months ended June 30, 1999, one customer accounted for 78.9% of total revenues. In the three months ended June 30, 1998, three customers accounted for 84% of total revenues. The Company's ability to achieve sales in the future will depend upon its ability to obtain orders from, maintain relationships with and provide support to a small number of existing and new customers. As a result, any cancellation, reduction, rescheduling or delay in orders by or shipments to any customer or the discontinuation or redesign by any customer of its products which currently incorporate one or more of the Company's products would have a material adverse effect on the Company's business, financial condition or operating results.

     Dependence on Automotive Industry; Need to Penetrate New Markets.  In
     ----------------------------------------------------------------
fiscal 1999, the Company derived approximately 90% of its total revenues from products sold for applications in the automotive industry. Accordingly, improvement in the Company's future operating results will depend in part on its ability to increase its market share in the automotive industry. Further, the Company believes that its operating results may be affected by the cyclical nature of the automotive industry. Any downturn in any customer's business or the economy in general may cause purchases of the Company's products to be deferred, reduced or canceled resulting in a material adverse effect on the Company's business, financial condition or operating results. The Company's future operating results will also depend on its ability to continue to penetrate the industrial market and to penetrate new markets such as the consumer and office products markets. While the Company may devote substantial resources to penetrate new markets in the future, it has not committed a material amount of resources to such effort to date, and there can be no assurance that the Company will commit significant resources to this effort, or if committed, that the revenues generated from these efforts, if any, will exceed the costs of such efforts. To the extent that the Company is unable to penetrate new markets, its future success will be dependent upon its ability to further penetrate the automotive industry and on the continued growth of that industry. If the Company were unable to successfully penetrate new markets or to expand its penetration of the automotive market, its business, financial condition or operating results would be materially adversely affected.

     Declining Average Selling Prices.  The Company sells a substantial portion
     --------------------------------
of its products pursuant to exclusive contracts which typically contain volume-pricing provisions that require the Company to reduce its per unit price as certain volume levels are achieved. If the Company is unable to make corresponding product cost reductions, the resulting decline in the average selling prices of the products sold pursuant to such contracts may reduce the Company's product gross margin. The Company has experienced declining average selling prices on certain of its products in the past when shipments have reached specified volume levels, and the Company anticipates that all of its products will eventually experience declining average selling prices over their life cycles. Declining average selling prices may have a material adverse effect on gross margins in the future if the Company is unable to reduce corresponding costs or introduce new products with higher gross margins. If the Company is unable to sufficiently reduce its costs on existing products or introduce new products with higher margins in a timely manner, the Company's business, financial condition or operating results will be materially adversely affected.

     Dependence on Sensing Element Suppliers.  The Company is currently
     ---------------------------------------
dependent upon a small number of third party vendors for substantially all of the sensing elements incorporated into its ISDs. The Company currently purchases a pressure-sensing element incorporated in certain of its ISDs from a single source, Nagano Keiki Co., Ltd. ("Nagano"). The Company believes that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

     Narrow Product Base.  The Company currently depends upon the sale and
     -------------------
success of a limited number of product lines. Because the Company's primary source of revenue is dependent upon a narrow product base, any interruption or reduction in these sales due to production problems, lack of adequate demand, replacement by new technologies or other internal or external problems resulting in the failure of such product lines to win broad acceptance in the marketplace would have a material adverse effect on the Company's business, financial condition or operating results.

     Rapid Technological Change; Need to Develop New Products.  The markets for
     --------------------------------------------------------
the Company's products are characterized by rapid technological change as well as evolving industry standards that may render existing products obsolete. As a result, the success of new products depends on a variety of factors, including effective definition of products that meet evolving market needs, successful and timely completion of development and introduction of these products, successful design wins in new systems and the ability to offer products at competitive prices. The development of new mixed signal integrated circuits is highly complex, and from time to time the Company has experienced delays in developing and introducing new products. There can be no assurance that the Company will be able to define new products successfully and develop and bring to market new and enhanced products on a timely and cost effective basis, develop or access new process technologies, secure design wins or respond effectively to new technological changes or new product announcements by others. A failure in any of these areas could have a material adverse effect on the Company's business, financial condition or operating results.

     Competition.  The markets in which the Company competes are highly
     -----------
competitive and characterized by diverse industry requirements and severe pricing pressure in many applications. In the ASIC market, the Company competes with analog and mixed signal semiconductor companies such as Motorola, Inc. ("Motorola"), Texas Instruments Incorporated ("TI") and Analog Devices, Inc. The Company's products also compete indirectly with conventional hybrid circuits and standard analog and mixed signal ICs. In the ISD market, the Company competes with Delco, a subsidiary of General Motors ("GM"), Motorola, TI, Kavlico and Denso Corporation ("Denso"). These companies all have substantially greater financial, technical, manufacturing, marketing, distribution, personnel and other resources than the Company. In addition, in the industrial market, the Company competes with many small companies that have developed specialized electronic sensor products and formed close relationships with their customers. The Company also competes with the in-house development staff of certain of its current and potential customers.

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



     Dependence on Key Personnel; Need for Additional Technical Personnel. The
     --------------------------------------------------------------------
Company is substantially dependent upon the services of its executive officers. The Company's future success depends on the continued contributions of such

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


officers, including the maintenance, enhancement and establishment of key customer relationships and the management of operations. The loss of the services of any of these officers by the Company could have a material adverse effect on the Company's business, financial condition or operating results. Such officers have not entered into employment agreements with the Company.

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

     Dependence on Sole Source Suppliers.  Certain components of the Company's
     -----------------------------------
current products, such as fabricated wafers, sensing elements, packages and PC boards, are acquired from single source suppliers. The Company purchases these components on a purchase order basis and may not carry significant inventories. If the Company were required to change any sole source component vendor or to add vendors, the Company could be required to requalify its products incorporating the new components with its existing customers. The requalification process could prevent or delay product shipments which could have a material adverse effect on the Company's business, financial condition or operating results. In addition, the Company's reliance on sole source component vendors involves several risks, including reduced control over the price, timely delivery, performance, reliability and quality of the components. Any inability of the Company to obtain timely deliveries of components of acceptable quality or any significant increase in the prices of components for which the Company does not have alternative sources could result in delays, cancellations or reductions in product shipments which would have a material adverse effect on the Company's business, financial condition or operating results.

     Dependence on Independent Assembly Contractors.  All of the Company's
     ----------------------------------------------
ASICs, other than those incorporated in its ISDs, are packaged by one of two independent contractors, one in Hong Kong, and the other in the Philippines. In addition, the Company relies on an independent contractor in Thailand for PC board level assembly of the electronic portion of the Company's ISDs. The Company selects its contractors on the basis of a number of factors, including technical capabilities, size and capacity, end-markets served, customer references, quality certification status and economic competitiveness. The Company negotiates prices for assembly services based on unit volumes and does business on a purchase order basis. The Company currently has no supply contracts with any of its assembly contractors.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Dependence on Independent Wafer Suppliers.  The Company relies on a small
     -----------------------------------------
number of independent foundries for the manufacture of all of its ASICs, including those incorporated into its ISDs. Although the Company has initiated efforts to qualify second sources for certain of its key components, none of the Company's ASICs is currently fabricated by more than one foundry. Although processed wafer capacity in the semiconductor industry is currently widely available, there can be no assurance that the Company's foundries will continue to provide the Company an adequate supply of wafers to meet its customers' demands.

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

     Dependence on Patents and Proprietary Rights.  The Company relies on a
     --------------------------------------------
combination of patents, maskwork rights, trade secret laws, copyrights, trademarks and employee and third party non-disclosure agreements to protect its intellectual property rights. The Company has been issued six patents and has filed four additional patent applications in the United States and three foreign patent applications. There can be no assurance that any patents will issue from any of the Company's pending applications or that claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents.

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

     Dependence on International Sales and Suppliers.  Sales to customers
     -----------------------------------------------
located outside the United States accounted for approximately 95% and 78% of the Company's total revenues for the three months ended June 30, 1999 and 1998, respectively. The Company's sales to customers outside the United States are subject to a variety of risks, including those arising from fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory and governmental licensing requirements, longer accounts receivable payment cycles and potentially adverse tax consequences. Because a significant portion of the Company's international sales and in particular its European sales have to date been made through its German subsidiary and have been denominated in Deutsche Marks, fluctuations in the value of the Deutsche Mark relative to the U.S. Dollar or other currencies could adversely affect the pricing of the Company's products in foreign markets and make the Company's products relatively more expensive. In addition, fluctuations in the Deutsche Mark could adversely affect the profitability of sales made in Europe and therefore materially adversely affect the Company's business, financial condition or operating results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Need for QS-9000 Certification.  The Company currently does not have QS-
     ------------------------------
9000 certification, which increasingly is being required by motor vehicle manufacturers. The Company has invested significant financial and other resources to obtain such certification, but there can be no assurance that the Company will be successful in obtaining such certification in a timely manner, or at all. Although the Company has not lost any sales to date as a result of its lack of QS-9000 certification, the lack of such certification may make it more difficult or impossible for the Company to qualify its products with new customers or to continue to sell products to existing customers, either of which could have a material adverse effect on the Company's business, financial condition or operating results.

     Risks of Product Liability.  The automotive industry is characterized by
     --------------------------
potential risks of product liability. The use of the Company's products in various industrial or consumer applications in the future may also subject the Company to potential risks of product liability claims. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to product liability claims, and, although the Company has not experienced any product liability claims to date, the sale of products by the Company may entail the risk of such claims. Further, notwithstanding liability limitation provisions in its agreements with its customers, due to various industry or business practices or the need to maintain good customer relationships, the Company may be placed in a position whereby it may make payments related to such product liability claims. The Company currently maintains product liability insurance, but there can be no assurance that product liability claims will be covered by such insurance or will not exceed insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms or at all. Notwithstanding the provisions in the agreements with its customers, a product liability claim brought against the Company could have a material adverse effect upon the Company's reputation, business, financial condition or operating results.

     Risks of Product Recalls.  The automotive industry is heavily regulated by
     ------------------------
government agencies which establish various vehicle safety standards that are often indirectly related to the components and subcomponents in their vehicles. To the extent that any vehicles or any parts therein are required to be or are voluntarily recalled and the recall involves vehicles or parts that are directly or indirectly related to any of the Company's products, the Company may be required to repair or replace its products, redesign or reproduce its products or halt production or shipment of its products. Further, any recall of vehicles or parts directly or indirectly related to any of the Company's products may have the effect of damaging the Company's reputation. Although no such recall has involved the Company or its products in the past, there can be no assurance that such a recall will not occur in the future or that if such a recall does occur that the Company's reputation, business, financial condition or operating results will not be materially adversely affected.

                         PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


     As of the date hereof, to the Company's knowledge, there are no legal proceedings in which the Company is involved or litigation pending against the Company.


ITEM 5.  OTHER INFORMATION

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
    --------

            Exhibit
            Number                        Description
            -------    -------------------------------------------------
              27.1     Financial Data Schedule.


(b) Reports on Form 8-K. The Company filed a Report on Form 8-K on May 5, 1999, in connection with the announcement of the Company's acquisition by Texas Instruments which contained disclosures under Item 5. "Other Events" and
    Item 7. "Financial Statements, Pro Forma Financial Information and
    Exhibits".

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



                                          INTEGRATED SENSOR SOLUTIONS, INC.
                                          ---------------------------------
                                                    (Registrant)



Date: August 16, 1999                By:       /s/  DAVID SATTERFIELD
                                          ---------------------------------
                                                  David Satterfield
                                       Vice President Finance & Administration,
                                                 Corporate Secretary
                                               (Authorized Officer and
                                             Principal Financial Officer)